Form 10-K
period 2021-12-31
DICE Therapeutics, Inc.
filed 2022-03-28
CIK 1645569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40794

DICE THERAPEUTICS, INC.

Delaware	47-2286244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
279 E. Grand Avenue, Suite 300 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 566-1420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DICE	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

3

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on September 17, 2021 as reported by the Nasdaq Stock Market on such date was approximately $978 million. The Registrant has elected to use September 17, 2021, which was the closing date of its initial public offering of common stock, as the calculation date because on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) the Registrant was a privately-held company. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 38,231,415.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Report.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, New York USA

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “predict,” “potential” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors” and elsewhere in this filing. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The forward-looking statements in this Annual Report include, among other things, statements about:

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

The forward-looking statements made in this filing relate only to events or information as of the date on which the statements are made in this Annual Report. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

ii

PART I

Item 1. Business.

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

Our lead therapeutic candidate, DC-806 (previously referred to as S011806), is an oral antagonist of the pro-inflammatory signaling molecule, interleukin-17 (IL-17), which is a validated drug target implicated in a variety of immunology indications. There are two approved antibody therapeutics, COSENTYX (secukinumab), marketed by Novartis, and TALTZ (ixekizumab), marketed by Eli Lilly, but no oral therapies targeting this pathway. COSENTYX and TALTZ both are approved for the treatment of psoriasis, psoriatic arthritis, ankylosing spondylitis and non-radiographic axial spondyloarthritis, and collectively generated approximately $6.9 billion in worldwide sales in 2021. The Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom approved our Clinical Trial Application (CTA) for DC-806 in September 2021 and we are currently conducting a Phase 1 clinical trial in healthy volunteers and psoriasis patients.

We also are developing oral therapeutic candidates targeting α4ß7 integrin and αVß1/αVß6 integrin for the treatment of inflammatory bowel disease (IBD) and idiopathic pulmonary fibrosis (IPF), respectively. We plan to nominate therapeutic candidates for these programs by the end of 2022, in the case of α4ß7, and by the end of 2023, in the case of αVßx. Additionally, we will regain worldwide rights by July 2022 to a previously partnered oral immuno-oncology program, small-molecule PD-L1 inhibitors discovered using our DELSCAPE platform. Leveraging DELSCAPE, we are also evaluating other novel and validated immunology targets, including interleukin-23 (IL-23), tumor necrosis factor α (TNFα), neonatal Fc receptor (FcRn), and thymic stromal lymphopoietin (TSLP), among other potential targets, with a view toward advancing one or more programs into clinical development.

Biologics Have Transformed the Inflammatory Disease Landscape, but Are Not Ideally Suited for Chronic Treatment

Some of the most clinically and commercially successful drugs are biologics that modulate extracellular signaling by binding to cellular receptors or their ligands. One such class of biologics is monoclonal antibodies (mAbs) which represented an over $150 billion market in 2020. Drugs such as HUMIRA (adalimumab), and REMICADE (infliximab), originally approved in the late 1990s and early 2000s, have transformed the treatment of inflammatory diseases such as psoriasis, IBD, and psoriatic and rheumatoid arthritis. Although the latest generation of approved biologics demonstrate improved efficacy and dosing intervals, they continue to face the same underlying challenges: (i) requiring administration through subcutaneous injections or intravenous infusions and (ii) regular patient monitoring. Despite generally inferior therapeutic benefit to biologics, there remains a strong preference among many patients and clinicians for orally-administered therapeutics.

Our Proprietary Approach and DELSCAPE Enables the Development of Oral Small Molecules Against Targets Previously Only Druggable with Antibodies

Our approach to drug discovery and development leverages the capabilities of DELSCAPE to determine feasibility, optimize the design of and generate families of specific and potentially potent therapeutic compounds that we consider ideal for advancement to clinical development. We combine this approach with an assessment of attractive, validated market opportunities, informed by our expertise in the field of immunology, to determine our priority targets. We have used this approach to develop therapeutic candidates against the four targets in our current pipeline, and we plan to further pursue this historically difficult class of targets, known as PPIs. The below graphic illustrates our proprietary drug discovery and development strategy.

Opportunity: Target-Validation and Market Opportunity. Central to our process is the identification of targets with strong mechanistic or clinical validation—and in many cases, commercial validation as well. This validation provides us with confidence that modulating the target can provide clinically meaningful benefit in treating human disease, with the goal of reducing the biology risk associated with drug development. In addition, we prioritize programs where the target activity in Phase 1 clinical trials has predicted clinical benefit in subsequent trials for other compounds. Ideal opportunities include indications for which there are only marketed biologics against the target of interest and where we believe that an oral therapy with comparable efficacy would be preferred. There are a number of such opportunities within immunology—approved anti-IL-17 mAbs, for example—in which an oral small molecule capable of blocking the same interaction as its injectable biologic counterpart likely would be a clinically and commercially successful therapeutic. Because the targets of biologics are often PPIs, very few small molecules have been developed against these targets.

Feasibility: PPI-Disruption of Dimeric and Trimeric Targets. We then, based on an assessment of feasibility, prioritize potential targets with structural features that make them ideal candidates for small molecule inhibition using our approach. Inhibition of PPIs by small molecules historically has been challenging because interactions between proteins usually involve large, complementary binding areas that lack features that would allow for small molecules to selectively bind and directly block the PPI. Antibodies can overcome this limitation due to the large nature of their complementary binding areas, but their large size makes them unsuitable for oral administration as they are not absorbed in the gut. We believe that the best opportunities for orally-dosed, small molecule inhibitors of PPIs are presented by targets that are dimeric (having two discrete components) or trimeric (having three discrete components). We have observed that opportunities for potent and selective small molecule binding may be found at the interfaces between the protein components. Importantly, in preclinical studies, we have demonstrated that our small molecule constructs effectively blocked a PPI without directly obscuring the interaction surface. For example, as shown in Figure 1 below, crystal structures show that our IL-17 inhibitors bind in a cleft between the two components of an IL-17 dimer and do not directly block the face that interacts with the IL-17 receptor. Although the bound small molecule (shown in green) does not directly block the receptor-binding surface, it potently inhibits the binding of IL-17AA to the receptor.

Figure 1: (a) Receptor-bound structure (PDB: 4HSA) of the homodimer IL-17AA with IL-17 receptor hidden to view surface contacts involved in the PPI. The two IL-17A monomers are colored blue and bronze and atoms within 4.0Å of IL-17RA are colored red. (b) Structure IL-17AA with our small molecule inhibitor bound in the cleft between the two monomers. Although the bound small molecule does not directly block the receptor-binding surface, it potently inhibits binding of IL-17AA to the receptor.

Our integrin programs provide additional examples of small molecules that have demonstrated the ability to bind at the interface between dimeric proteins and block interaction with their PPI partners. We have identified additional targets of interest, including IL-23, TNFα, FcRn and TSLP, showing evidence of small molecule binding sites at their dimer and trimer interfaces and we intend to explore these opportunities to expand our pipeline of oral PPI inhibitors.

DELSCAPE Platform: Accelerating Hit-to-Lead Development. Finally, we utilize our proprietary DNA-encoded library (DEL) chemistry to accelerate the hit-to-lead phase of compound optimization. We use DEL in a novel way, producing libraries that incorporate known binders—often with poor potency, selectivity or drug-like properties—into the library design, greatly increasing the percentage of hits and thus the depth of structure-activity relationships (SAR) we can obtain from a single experiment. With our proprietary approach, we generate smaller, targeted libraries, typically between 100,000 and 1 million discrete compounds, and obtain data that enables both quantitative and qualitative assessment of a landscape of small molecule hits. We therefore do not need to aim for the massive diversity (billion to trillions of compounds) reported by companies that conventionally utilize unbiased DELs for hit-finding and, importantly, not for the hit-to-lead phase of compound optimization. Our approach can extend well beyond binding optimization to further produce insights into functional activity and selectivity. We think of this process as performing medicinal chemistry but on a very large scale, in parallel, and it is what allows us to accelerate this phase of drug discovery against these difficult PPI targets.

Our Pipeline

We are leveraging our proprietary DELSCAPE platform to design and develop a pipeline of wholly-owned oral therapeutic candidates against validated biologic targets to address chronic diseases in immunology and other therapeutic areas. Our pipeline is shown below:

Our Oral Therapeutic Candidates Targeting IL-17 for Immunology Indications

Our lead therapeutic candidate, DC-806, is an orally-available small molecule antagonist of IL-17 being developed initially for the treatment of psoriasis with the objective of achieving therapeutic benefit similar to that of the injectable biologics, COSENTYX and TALTZ, with potential expansion of development into indications known to be responsive to IL-17 inhibition. COSENTYX and TALTZ are anti-IL-17 mAbs that inhibit both IL-17AA and IL-17AF isoforms, but not the IL-17FF isoform, and have been approved by the U.S. Food and Drug Administration (FDA) and other foreign regulatory authorities, for the treatment of psoriasis and other immunology indications. The global psoriasis drug market was estimated to be $23.5 billion in 2021 according to Evaluate Pharma, and approved anti-IL-17 mAbs comprised an estimated $5.2 billion. The total market opportunity for therapeutics targeting all IL-17 mAb-approved indications, including psoriasis, represented $30.0 billion in 2021, of which anti-IL-17 mAbs captured $6.9 billion.

In psoriasis, results from pivotal trials for COSENTYX and TALTZ show therapeutic benefits that are approximately double those shown in the pivotal trials for apremilast, an oral phosphodiesterase 4 (PDE4) inhibitor marketed as OTEZLA by Amgen. Despite its inferior therapeutic benefit, OTEZLA generated sales of $2.2 billion in 2021, primarily due to the convenience of its oral administration for patients and clinicians. We therefore believe an oral IL-17 small molecule inhibitor with comparable therapeutic benefit to its systemic biologics counterparts represents a significant market opportunity in psoriasis and other immunology indications where IL-17 inhibition is relevant, including non-radiographic axial spondyloarthritis, ankylosing spondylitis, psoriatic arthritis, juvenile idiopathic arthritis and hidradenitis suppurativa.

In preclinical studies, DC-806 was able to selectively inhibit both IL-17AA and IL-17AF isoforms, while sparing the IL-17FF isoform. Furthermore, we have shown that DC-806 matched the anti-inflammatory activity of an anti-IL-17 mAb in a well-established animal model. The MHRA in the United Kingdom approved our CTA in September 2021 and we are currently conducting a Phase 1 clinical trial in healthy volunteers, followed by a Phase 1c trial in psoriasis patients.

Our IL-17 expertise, coupled with DELSCAPE, has enabled us to build what we believe is the most comprehensive and functional DEL for IL-17 small molecule inhibitors in the industry, and has resulted in the generation of multiple potential therapeutic candidates of IL-17 inhibitors with structural classes distinct from that of DC-806. To take advantage of the depth of our IL-17 capabilities, we intend to advance two additional, structurally-distinct therapeutic candidates through IND-enabling studies, and to progress another candidate into clinical trials. In the second half of 2021, we nominated a development candidate, DC-853, a differentiated fast-follower molecule that in pre-clinical studies has been shown to inhibit IL-17 AA and AF with a mechanism of action similar to that of DC-806. We believe that advancing multiple platform-derived therapeutic candidates unlocks the ability to develop compounds with differentiated properties and has the potential to maximize the value of our IL-17 franchise.

Our α4ß7 Integrin Antagonist Program

Alpha 4 beta 7 (α4ß7) is a powerful signaling molecule embedded in the cell membranes of immune cells and is an established target for IBD. ENTYVIO (vedolizumab) is an anti-α4ß7 mAb which is approved for the treatment of ulcerative colitis (UC) and Crohn’s disease (CD). We believe that there is an unmet need for convenient oral therapies for these indications due to their chronic nature. The dimeric nature of integrins (which consist of one alpha protein subunit and one beta protein subunit), as well as the existence of chemical starting points enabled us to apply DELSCAPE to identify potent and highly selective small molecule inhibitors of α4ß7. We believe that the high selectivity for α4ß7 over α4ß1 is a key feature of ENTYVIO and will be critical for the development of a small molecule therapeutic. Our lead compounds demonstrate over 1,000-fold selectivity for α4ß7 over α4ß1. In contrast, TYSABRI (natalizumab) binds to both α4ß7 and α4ß1, and this selectivity for α4ß1 has been linked to progressive multifocal leukoencephalopathy, resulting in the FDA restricting its use in IBD. Our α4ß7 program is in the lead optimization stage and we expect to nominate a therapeutic candidate for this program by the end of 2022.

Our αVß1/αVß6 Integrin Antagonist Program

We are also pursuing antagonists of the alpha V (αV) family of integrins with the intent of developing therapeutic candidates for the treatment of IPF and other fibrotic diseases. Increased expression of the integrins alpha V beta 1 (αVß1) and alpha V beta 6 (αVß6) has been observed in patients with IPF and it has been demonstrated that increased levels of αVß1 and αVß6 drive increased activation of TGF-ß, a potent pro-fibrotic mediator. Preclinical data indicates that inhibitors of αVß1 and αVß6 have potential as therapeutics for the treatment of IPF and other fibrotic diseases by reducing TGF-ß activation. DELSCAPE enabled us to identify potentially potent inhibitors of αVß1 and αVß6 with a variety of selectivity profiles ranging from αVß1-selective, to dual-selective, to αVß6-selective. In the case of αV integrins, the optimal selectivity profile between αVß1 and αVß6 has not been established in the clinic. We are therefore advancing multiple leads with different selectivity profiles. Our αVß1/αVß6 program is in the lead optimization stage and we expect to nominate a therapeutic candidate for this program by the end of 2023.

Our Collaborations

Given the broad therapeutic potential of our DELSCAPE platform, we have selectively partnered with leading pharmaceutical companies, including Sanofi and Genentech, for drug targets outside our core strategic focus in immunology. Our collaborations with Sanofi and Genetech are now concluded, and prospectively we remain open to opportunistically evaluating and entering into strategic partnerships around certain therapeutic candidates, geographic markets or disease areas. We presently have a collaboration with Insitro, which is designed to combine our DELSCAPE platform and Insitro’s machine learning-enabled drug discovery capabilities for the discovery and prediction of potential therapeutic candidates.

Our Team

We are led by a team of executives with extensive experience in small molecule drug discovery and development. J. Kevin Judice, Ph.D., our CEO and co-founder, previously served as Chief Scientific Officer at Cidara Therapeutics, a company he helped found. Earlier in his career, he co-founded Achaogen and served as its CEO and CSO. Scott Robertson, our CFO and CBO, served as Business Development Director for DuPont Pioneer and previously was an investment professional at MPM Capital. Timothy Lu, M.D., Ph.D., our Chief Medical Officer, was a Senior Medical Director at Genentech in inflammatory diseases including IBD. John Jacobsen, Ph.D., Chief Scientific Officer, previously was Senior Director of Medicinal Chemistry at Theravance where he led multiple research programs in respiratory diseases and helped transition six compounds into clinical development.

Our Strategy

Our goal is to be an industry leader in PPI disruption biology and drug development. We intend to develop a broad portfolio of oral therapeutic candidates for immunologic diseases with our PPI disruption approach. Our strategies to achieve this goal are:

•

Maximize the value of our IL-17 franchise by advancing DC-806 through clinical development in psoriasis, exploring potential development in other indications where IL-17 is implicated and advancing at least one other IL-17 inhibitor into clinical development. We believe our lead program, DC-806, has the potential to capture a significant share of the multi-billion-dollar commercial opportunity in psoriasis by addressing the high unmet need of patients seeking effective, oral therapeutics. Our CTA was approved in September 2021 and we are conducting a Phase 1 clinical trial in healthy volunteers and psoriasis patients. We intend to advance this program through clinical development, leveraging insights from the drug development and regulatory pathways of already-approved anti-IL-17 mAbs. Following the completion of our planned Phase 1c trial in psoriasis, we intend to explore development of DC-806 in other diseases where anti-IL-17 mAbs are already marketed, including non-radiographic axial spondyloarthritis, ankylosing spondylitis, and psoriatic arthritis, as well as those where anti-IL-17 mAbs have demonstrated clinical efficacy, such as juvenile idiopathic arthritis and hidradenitis suppurativa. Furthermore, we are advancing two additional, structurally-distinct therapeutic candidates through IND-enabling studies, and intend to progress another IL-17 inhibitor candidate into clinical trials with the goal of maximizing the value of our IL-17 franchise.

•

Advance our selective α4ß7 and αVßX integrin antagonists into the clinic for development in IBD and IPF and potentially other indications, respectively. We are developing an orally-available α4ß7 integrin antagonist intended to drive anti-inflammatory activity for the treatment of moderate-to-severe IBD. Given the lack of orally-available therapeutics that can safely and effectively achieve sustained remission, we believe that there would be a substantial commercial opportunity for an oral α4ß7 antagonist that could deliver comparable anti-inflammatory activity to the currently marketed biologic and standard of care, ENTYVIO, without the burden associated with injectable administration. Our α4ß7 antagonist program is currently in lead optimization and we anticipate nominating a therapeutic candidate by the end of 2022. Our αvßx program is designed to selectively inhibit various dimeric combinations of the αv integrin family for the treatment of fibrotic diseases including IPF. Our αv integrin programs are in the lead optimization stage and we expect to nominate therapeutic candidates for each program by the end of 2023.

•

Leverage DELSCAPE and our immunology and PPI disruption expertise to expand our portfolio of therapeutic candidates. Our novel use of DELs enables us to explore significantly more structural variants of known active lead molecules than would be practical using traditional medicinal chemistry approaches. This differentiated approach to discovery underpins the demonstrated power of DELSCAPE to generate potential clinical candidates against conventionally difficult-to-drug PPI targets and we believe significantly expands the number of biologic targets that can be modulated with oral small molecules. We are continuing to invest in our computational chemistry capabilities to accelerate our library design and data analysis as we identify and interrogate new targets using DELSCAPE. We have identified additional targets relevant and validated in immunology, such as FcRn, TSLP, TNFα and IL-23, among others, that meet our target selection criteria, and we expect to identify additional targets in the future. We plan to dedicate a portion of our drug discovery efforts toward at least one of these promising targets with the goal of expanding our portfolio of immunology therapeutic candidates.

•

Evaluate and selectively enter into strategic partnerships to maximize the potential of our pipeline. We remain open to opportunistically evaluating and entering into strategic partnerships around certain therapeutic candidates, geographic markets or disease areas. For example, in anticipation of the large global commercial opportunity that a highly effective oral IL-17 antagonist may generate, we may consider partnering DC-806 in late-stage clinical development, regulatory approval and commercialization. In addition, we may partner with leading pharmaceutical companies for drug targets outside our core strategic focus in immunology. We believe selectively entering into collaborations has the potential to expand and accelerate the development of our programs and maximize worldwide commercial potential.

Our Drug Discovery Approach

DELSCAPE is one part of a larger approach to the selection and prosecution of historically difficult PPI targets. When selecting targets for our internal pipeline, we evaluate a number of parameters in parallel before settling on proteins for investigation in our labs.

•

Validated targets. We believe that our expertise in small molecule design is best applied to targets that have been validated in the clinic by injectable antibody therapeutics in settings where we believe we can develop orally-available small molecules. This validation provides us with confidence that modulating the target can provide clinically meaningful benefit in treating human disease, with the goal of reducing the biology risk associated with drug development. In addition, we prioritize programs where the target activity in Phase 1 clinical trials has predicted clinical benefit in subsequent trials for other compounds.

•

Immunology-focused. We believe that some of the greatest needs for orally available drugs exist in therapeutic areas related to immunology where the most effective currently approved therapies are administered by injection. Diseases in this therapeutic area are often chronic in nature and require lifelong dosing, thereby compounding the burden on patients and clinicians. Accordingly, we believe an orally-administered therapeutic with biologic-like efficacy would be highly attractive for patients and clinicians in this therapeutic area.

•

Dimeric or trimeric protein-protein interactions. There are many therapeutic targets that can be targeted by small molecules. The small molecules in our focus are those that are intended to alter PPIs. Historically, those PPI targets have been refractory to inhibition by small molecules. We believe that at least part of the problem has been that the proteins involved in PPI often lack appropriate binding sites for small molecules. In situations where one of the PPI partners is a dimeric or trimeric protein, however, it can be the case that a small-molecule binding site exists at the interface of such a dimer and that compounds binding there can inhibit the larger interaction, as shown with IL-17 in the figure below.

•

Chemical starting points. A key feature of DELSCAPE is that it works best when we are able to structurally bias the libraries by using prior SAR of compounds that have been shown to bind to the target in question. We specifically focus on protein targets that fulfill three key criteria: (i) known binders with suboptimal potency, selectivity or drug-like properties have been identified for them; (ii) we have structural insights into how these compounds bind; and (iii) we can identify precise locations where DNA tags could be attached without blocking binding activity.

 Our DELSCAPE Platform

Our DELSCAPE platform leverages a chemical technique known as DELs in a novel way that we believe improves our ability to prosecute historically difficult targets such as PPIs with oral small molecule inhibitors.

Historical Design and Utilization of DNA-Encoded Libraries

DELs were developed to enable the synthesis and screening of vast numbers of small molecule drug candidates at a scale that is not possible to achieve by traditional approaches. By covalently linking each small molecule in a large collection (library) of possible hits to a unique DNA tag, each member of the library then carries a barcode that specifies its structure and the means used to make it. Because each member of the library carries its own unique barcode, the entire collection of molecules in the library can be tested simultaneously for their ability to bind to a specific target. In such an assay, the target is immobilized to a solid support and then a sample of the library is passed over it. Individual members of the library that bind to the target thus stick tight, allowing the other, non-binding components of the mixture to be washed away. In the final step of the process the binders are identified, using a procedure such as polymerase chain reaction (PCR) to read their DNA barcodes. This process typically produces a small number of binders, or hits, which can then serve as starting points for a labor-intensive medicinal chemistry process known as hit-to-lead optimization.

Historically, DELs have been used to generate very large libraries of compounds, typically ranging in size from billions to trillions of individual members. It was felt that the large number of compounds would increase the chances of finding hits, or binders to the target. While this is true in some instances, it overlooks an inescapable fact of such a large library, which is that the few hits within it are vastly outnumbered by compounds that do not bind to the target. Thus, there is very little true signal and a great deal of noise, meaning that even using a technique as sensitive as PCR to read the barcodes of hits one must somehow deal with overwhelming amounts of what are known as false positives, or compounds that appear to bind to the target but are really just random noise. As a result, it can be difficult to get much more useful information from a traditional DEL library than a few hits with which to start a long and manually driven hit-to-lead optimization process.

For these reasons, we believe that traditional DELs represent an incremental advance over approaches that precede them, but they do not offer general solutions to the problem of generating useful drugs against historically difficult targets such as PPIs.

 DELSCAPE Accelerates Hit-to-Lead Phase of Drug Discovery

We take a fundamentally different approach to the use of DELs. Rather than focus on making ever-larger collections of compounds, we took the counterintuitive path of making ours smaller. Our libraries are instead designed to have greater focus, with a lower number of distinct compounds than libraries generated for broad screening. They typically have between 100,000 and 8 million discrete compounds, which greatly increases the signal to noise ratio—positive binders—by reducing the noise of non-binders by between a thousand- and a million-fold. As a result, we can elucidate quantitative information on entire families of structurally related compounds in a single experiment, rather than just identifying a few hits. This concept is shown in Figure 3 below.

Figure 3: Our focused libraries are designed to provide the ability to conduct high-throughput medicinal chemistry due to a higher signal-to-noise ratio. In this figure, each bar represents an individual compound where the height of the bar represents its potency. Our focused libraries have multiple structurally related compounds allowing us to gain insight into the impact of series of small chemical modifications on potency. This rich collection of information about the potency of SARs can then inform the design of additional compounds with other drug-like properties such as stability, and therefore contributes to an overall acceleration of the hit-to-lead phase of small molecule drug discovery. This is particularly important when attempting to tackle historically difficult targets such as PPIs.

In the figure above on the left, we are illustrating what we call a SAR landscape. In such a figure, one can envision the three-dimensional plot with the X- and Y-axes describing structural features of the molecules under study, while the Z-axis (or vertical axis) describes the relative binding affinity of a given molecule for its target. Each vertical spike in the figure on the left thus represents an individual molecule, while the height of the spike reflects the relative binding affinity of that molecule, with higher spikes corresponding to tighter binders to the target in question.

As illustrated in the plot on the left, there are many spikes arising from the analysis of this large library. However, the ratio of true signal to random noise, described above, will limit the investigator’s ability to elucidate all of the information that would otherwise be available from such an experiment. We envision this limitation graphically as a signal to noise floor, below which no useful information can be gleaned and represented here as a transparent gray plane. In this illustration, one can see that only a few spikes protrude above the signal-to-noise floor, thus providing only a few bona-fide hits despite the large number of compounds in the original library.

A DELSCAPE experiment is illustrated conceptually on the right side of Figure 3. In this graphic it is clear that the overall size of the library is smaller, as indicated by the smaller area described in the X- and Y-planes; however, as articulated above, this reduction in overall compound number, when combined with the biased design approach described below, significantly improves the signal-to-noise ratio, indicated graphically here as a lower transparent gray plane. As a result, more spikes protrude above the signal-to-noise threshold and a more comprehensive data set can be derived from this experiment. We have found that libraries constructed and analyzed in this fashion give us numbers of bone fide hits against difficult PPI targets ranging from hundreds to tens of thousands, with rank orders of potency attached to each individual hit. This type of experiment can also identify discrete structural families, shown as differently colored groups of spikes on the right side of Figure 3. The information as to identities of richly populated families of hits, when combined with the detailed rank order of potency shown as spikes of varying heights, can facilitate expedited progress through the hit-to-lead phase as other essential properties of candidate drugs are built in to the molecules.

To summarize, the advantages of DELSCAPE for targeting PPIs over conventional approaches, including more typical and much larger DELs, are as follows:

•

Higher signal. This lower complexity results in a higher frequency of individual molecules, which serves to increase the magnitude of the signal for active compounds. For example, in a library of 100,000 molecules, an individual molecule is represented 10,000 times more frequently than it would be in a library of one billion molecules.

•

Lower noise. In parallel, the smaller number of compounds we create for our libraries helps to lower the number of false positive compounds that contribute to background noise. This noise would be higher using conventional DELs.

•

Ability to deeply explore variants of known active molecules. Our use of DELs enables us to explore far more structural variants of known hit molecules than would be practical using traditional chemistry approaches. Using this approach, we can rapidly identify compounds that meet our pre-specified design objectives.

Our IL-17 Programs

Our lead therapeutic candidate, DC-806, is an orally-available small molecule antagonist of IL-17 being developed initially for the treatment of psoriasis with the objective of achieving therapeutic benefit similar to that of the injectable biologics, COSENTYX and TALTZ, with potential expansion of development into indications where IL-17 inhibition has shown therapeutic benefit.

DC-806 was designed precisely to target the most inflammatory members of the IL-17 family, notably the AA and AF isoforms, with the goal of providing the greatest therapeutic potential and a reduced likelihood of off-target side effects. In preclinical studies, DC-806 was able to selectively inhibit both IL-17AA and IL-17AF isoforms, while sparing the IL-17FF isoform. In clinical trials conducted by third parties, the simultaneous inhibition of all three isoforms has been linked to increased adverse events compared to simultaneous inhibition of IL-17AA and IL-17AF only.

In addition, DC-806 has shown equivalent anti-inflammatory activity to that of an anti-IL-17 mAb in a well-established animal model. The MHRA in the United Kingdom approved our CTA in September 2021 and we are conducting a Phase 1 clinical trial in healthy volunteers, followed by a Phase 1c trial in psoriasis patients.

To take advantage of the depth of our IL-17 capabilities, we intend to advance two additional, structurally-distinct small molecule therapeutic candidates through IND-enabling studies, and to progress another candidate into clinical trials with the goal of maximizing the value of our IL-17 franchise.

Psoriasis Disease Background

Psoriasis is a chronic, inflammatory skin disease characterized by rapid turnover, excessive proliferation and lack of differentiation of skin cells (keratinocytes). Psoriasis is estimated to affect more than 125 million people worldwide and more than 8 million people in the United States. According to Evaluate Pharma, the global psoriasis market was estimated to be $23.5 billion in 2021. In plaque psoriasis, the most common type of psoriasis, patches of skin called lesions or plaques become red and inflamed and are covered by a white scale. The extent of inflammation can be limited to a few lesions or can involve moderate to large areas of the skin and scalp. A standard measure of disease is the Psoriasis Area and Severity Index (PASI) score which takes into account the percent of body surface area affected and the severity of the lesions. Psoriasis is not simply a cosmetic problem; it is associated with many comorbidities including psoriatic arthritis, CD, psychological and psychiatric disorders, uveitis, metabolic syndrome, cardiovascular, celiac disease, nonalcoholic fatty liver disease and erectile dysfunction. In a recent survey, nearly 60% of people with psoriasis reported missing an average of 26 days of work a year attributable to their illness.

The Role of IL-17 Signaling in Psoriasis

One of the primary drivers of the inflammatory response in psoriasis is IL-17. IL-17 regulates the proliferation of keratinocytes and down-regulates their differentiation. It also induces keratinocytes to secrete other signaling molecules, called chemokines, that drive the influx of immune cells, including neutrophils and dendritic cells. Skin inflammation is driven by the production of inflammatory molecules such as TNFα and nitric oxide from these immune cells.

IL-17 consists of a family of related cytokines, of which IL-17A and IL-17F are the most well-characterized. Both are expressed by a subset of T cells termed Th17 cells. These proteins naturally assemble into a trio of biologically-active dimeric proteins: IL-17AA, IL-17AF and IL-17FF. IL-17AA is the most potent version of the three and acts as a pro-inflammatory signal in diseases such as psoriasis. The structures of these three isoforms are shown in the figure below.

Figure 4. Structure of the IL-17 isoforms and their relative contributions toward inflammatory signaling. IL-17 is also important in mediating host resistance to extracellular bacterial and fungal infections.

In some patients, excessive secretion of IL-17 by Th17 cells leads to the development of autoimmune disorders. IL-17AF and IL-17FF play lesser but still significant roles in these diseases. Because of its central role in driving psoriasis, IL-17 is an attractive target for therapeutic development. Approved biologics such as COSENTYX and TALTZ inhibit both IL-17AA and IL-17AF, but not IL-17FF.

Current Treatments for Psoriasis

There is no cure for psoriasis; patients and clinicians instead manage the symptoms of the disease with chronic therapeutic treatment. Initial treatments are typically topical therapies including keratolytics, or skin softening agents such as salicylic acid, benzoyl peroxide and glycolic acid, that serve to loosen dry skin and help reduce inflammation. Patients who do not respond are treated with topical anti-inflammatory and immunosuppressant drugs including corticosteroids and calcineurin inhibitors. The drawbacks of topical treatments include poor adherence, skin irritation, the need for continuous use and the lack of efficacy in treating systemic inflammation.

Approved Oral Systemic Therapies

Patients with more extensive psoriasis, typically covering more than five percent of their body surface area, or psoriasis in areas which are more difficult to treat with topical therapies, such as the scalp, are typically treated with systemic drugs. The first line of systemic therapy after topical therapies are orally administered therapies, but their use is limited by weak long-term efficacy and adverse events.

Methotrexate, used to treat psoriasis since 1971, remains the most widely used systemic therapy, although its use continues to decline due to concerns about side effects including hepatotoxicity and bone marrow suppression that require mandatory routine monitoring. Cyclosporine, a potent immunosuppressant, is another oral option, however, it is associated with a number of adverse events and its use in psoriasis carries a boxed warning for renal toxicity requiring chronic monitoring and limiting long term use. OTEZLA (apremilast), first approved in 2014, is an oral PDE4 inhibitor. In two pivotal clinical trials, 29-33% of patients treated with OTEZLA achieved a PASI 75 response after 16 weeks of therapy, meaning that their PASI score declined by 75% or more following treatment. In the placebo groups, this response rate was only 5-6%. In these trials, patients treated with OTEZLA experienced on average a 30-40% reduction from baseline in their PASI scores at four weeks with an average placebo response of 13-15% reduction. Of the patients who discontinue treatment with OTEZLA, 71% do so because of lack of efficacy. Although safety concerns are considered lower with OTEZLA than with biologic therapies or methotrexate, approximately nine percent of patients treated with OTEZLA experience diarrhea or nausea. Despite these limitations, worldwide sales of OTEZLA totaled $2.2 billion in 2021.

A 30-milligram dose of OTEZLA, administered twice daily, was evaluated in two pivotal trials (ESTEEM-1 and ESTEEM-2) with 844 and 413 patients, respectively.

Approved Injectable Biologic Therapies

If oral therapies fail, injectable biologic therapies are then used. These therapies target inflammatory molecules such as TNFα, IL-17, IL-23 and IL-12/IL-23. Approved biologic therapies typically are able to induce PASI 75 response in 60-90% of patients within 12 to 16 weeks in clinical trials. Two approved anti-IL-17 mAbs, TALTZ and COSENTYX, have some of the highest reported rates of PASI 75 responses achieved within twelve weeks. For TALTZ in its three pivotal trials, this figure was 87-90% (placebo was 2-7%) of patients and for COSENTYX, this figure was 77-82% (placebo was 5%) in its two pivotal trials. By comparison, anti-TNFα, anti-IL-23 and anti-IL-12/23 mAbs have demonstrated PASI 75 responses in 71-80% (placebo was 7-19%), 64-91% (placebo was 6-10%) and 66-76% (placebo was 3-4%) of patients, respectively.

In these clinical trials, patients treated with anti-TNFα mAbs or COSENTYX achieved an average reduction in PASI scores from baseline at four weeks of 52-57% (placebo was 9-15%) and 50-65% (placebo not reported), respectively.

COSENTYX was evaluated in two pivotal trials (ERASURE and FIXTURE) with 738 and 1,306 patients, respectively. In each trial, COSENTYX was administered 150- or 300-milligrams weekly for four weeks, followed by 150- or 300-milligrams monthly, respectively. TALTZ was evaluated in three pivotal trials (UNCOVER-1, UNCOVER-2, and UNCOVER-3) with 1,296 and 1,224 and 1,346 patients, respectively. In each trial, TALTZ was administered with a starting dose of 160-milligrams followed by 80-milligrams either every 2 weeks or every 4 weeks. Anti-TNFα biologics were evaluated in two pivotal trials (REVEAL and CHAMPION) with 1,212 and 271 patients, respectively. In each trial, 40-milligrams of anti-TNFα biologics were administered every other week.

Despite the high efficacy of biologics, their use for the treatment of psoriasis remains relatively low compared to the population of patients who could potentially benefit. In the United States, an analysis of Medicare claims found that only 10% of moderate-to-severe psoriasis Medicare patients were being treated with biologics. The uptake of biologics has remained limited due to multiple factors including: (i) the fact that biologics are indicated only for use in moderate to severe patients; (ii) their high cost and chronic dosing requirement, which can be as much as $180,000 per year; (iii) reimbursement and access restrictions; (iv) high patient co-pays; (v) a perceived risk of side effects by clinicians; and (vi) the inconvenience of injectable administration.

Other Orally-Available Therapeutic Candidates

A number of orally available therapeutic candidates have been investigated as potential therapeutics for the treatment of psoriasis. Clinical results from Phase 3 clinical trials found that Janus Kinase (JAK) inhibitors were able to induce encouraging PASI 75 responses that approached biologic-like therapeutic benefit. However, the high efficacy seen with some drugs, such as tofacitinib, was associated with increased risks of adverse events, resulting in a complete response letter from the FDA, which led to discontinuation of development for this indication. There is a current clinical development focus on inhibitors of tyrosine kinase 2 (TYK2), a distantly-related JAK family member, for psoriasis. Bristol Myers Squibb recently reported that patients in two Phase 3 trials of its TYK2 inhibitor, deucravacitinib, achieved PASI 75 responses in 54-59% of patients (placebo was 9-13%) by week 16. Although the results from deucravacitinib are encouraging, they do not appear to match the efficacy demonstrated by most of the approved biologics.

The Unmet Medical Need in Psoriasis

While there are now numerous approved therapies for psoriasis, we believe there remains a significant unmet medical need for patients and clinicians to effectively and conveniently manage this chronic disease. Although the latest generation of approved biologics are considered to be highly efficacious and are generally able to control disease more effectively, there remains a strong preference among many patients and clinicians for orally-administered therapies, which are commercially successful today despite their limitations. For example, more than twice as many psoriasis patients treated with COSENTYX achieve a PASI 75 response within 12 weeks as compared with those treated with orally-available OTEZLA at 16 weeks, as shown in the figure below. Even after extended dosing, the percentage of patients achieving PASI 75 response with OTEZLA does not approach that of COSENTYX. Despite this inferior efficacy, OTEZLA generated $2.2 billion in global sales in 2021, driven in part by a preference for oral therapies within the psoriasis community.

Figure 5. PASI 75 response rates for COSENTYX (secukinumab) and OTEZLA (apremilast) in their registrational clinical trials.

 Accordingly, we believe the prospect of an orally-administered therapy with comparable efficacy to injectable biologics in psoriasis would be a commercially successful therapeutic. In particular, oral therapies that address targets such as IL-17 represent highly attractive opportunities due to the strong clinical validation, known efficacy and low risks of adverse events associated with approved drugs against these targets.

Our Solution: Small Molecule Inhibitors of IL-17 and Our Lead Molecule, DC-806

Our lead therapeutic candidate, DC-806, is an orally-available small molecule antagonist of IL-17 being developed initially for the treatment of psoriasis with the objective of achieving therapeutic benefit similar to that of the injectable biologics, COSENTYX and TALTZ. The MHRA in the United Kingdom approved our CTA in September 2021 and we are conducting a Phase 1 clinical trial in healthy volunteers, followed by a Phase 1c trial in psoriasis patients. We also intend to evaluate development of DC-806 in psoriasis and other indications known to be responsive to IL-17 inhibition. To take advantage of the depth of our IL-17 capabilities, we intend to advance two additional, structurally-distinct therapeutic candidates through IND-enabling studies, and to progress another candidate into clinical trials.

Our Approach to Identifying Small Molecule IL-17AA and IL-17AF Antagonists Using DELSCAPE

We based our drug discovery efforts on structural information from small molecules in the literature that are known to bind to IL-17AA. We used this structural information to generate DELs and synthesized and then screened millions of compounds for binding to this site. We were specifically interested in those molecules that bound to IL-17AA but were unable to bind to the IL-17AA plus receptor complex. The results of our screening identified two broad classes of compounds: those that bound with equal potency to the receptor complex and to IL-17AA alone; and those with the desired property that they bound potently to IL-17AA but had weak binding to the receptor complex. Compounds of the latter type are desired because selective binding to IL-17AA alone is consistent with a compound that can inhibit IL-17AA from binding to its receptor as illustrated in Figure 6 below.

Figure 6: Binding of compounds in a specific pocket in IL-17 can prevent a conformational change required for IL-17 to bind to its receptor, thereby inactivating it.

Through a single screen, we were able to identify compounds that met our initial design objectives and, because of the richness of the number of active compounds, this screen also provided us with a wealth of information about the impact of specific chemical modifications we had made on the binding potency and selectivity of our early candidates. The results from this screen led us to the identification of DC-806 and its  structural class, which selectively inhibit both IL-17AA and IL-17AF isoforms. Further, the results steered us away from working on compounds that were unlikely to ever meet our objective of inhibiting IL-17AA and IL-17AF as shown in Figure 7 below.

Figure 7: A DNA-encoded custom library for IL-17 binders led to the identification of two classes of molecules, one of which led to our lead therapeutic candidate.

Mechanism of Action of DC-806

We designed DC-806 and our other small molecule inhibitors of IL-17 to bind to a pocket on IL-17AA, the member of the IL-17 family believed to be the primary driver of psoriasis. We have shown that a compound binding to this pocket prevents IL-17AA binding to its receptor, and our preclinical data demonstrated that DC-806 binds to a similar pocket in IL-17AF and prevents its binding to the receptor as well. The net effect is that DC-806 and our other molecules that bind to this site inhibited IL-17AA and IL-17AF signaling to the same extent as anti-IL-17A antibodies, while sparing IL-17FF, as shown in the figure below.

Figure 8. Structure of the three IL-17 isoforms and their relative contributions toward inflammatory signaling.

DC-806 Has Demonstrated Inhibition of IL-17

In preclinical studies, DC-806 has demonstrated that it acts as a potent 1.4 nM binder of homodimeric IL-17AA in vitro with a long half-life of binding of five hours, meaning that once it bound to IL-17AA, it remained bound for a long time, with half of the DC-806 molecules still bound to the same IL-17AA dimer molecule after five hours. As a result, DC-806 prevented IL-17AA from binding to its receptor in a biochemical assay with a potency of 43 nM, as shown in the figure below.

Figure 9: DC-806 bound to IL-17AA and prevented it from binding to its receptor.

In reporter cell assays using human embryonic kidney (HEK) cells, DC-806 blocked the activation of cell signaling by both IL-17AA and the heterodimeric form of IL-17, IL-17AF, but did not block the activity of the IL-17FF homodimer, as shown in the figure below.

Figure 10: DC-806 blocked IL-17AA and IL-17AF, but not IL-17FF, signaling in a HEK reporter cell line.

Consistent with the evidence of specific molecular interactions observed in crystal structures of our inhibitors and IL-17AA, DC-806 is a highly selective inhibitor of IL-17AA and IL-17AF. As evidence of this selectivity and as part of our drug development efforts, we tested DC-806 against a panel of 44 common pharmacological targets and showed no evidence of significant inhibition at a high concentration of 10 µM.

Furthermore, in both immortalized and normal human keratinocytes, DC-806 blocked the ability of IL-17AA to stimulate secretion of C-X-C Motif Chemokine Ligand 1 (CXCL1) and Granulocyte Colony-Stimulating Factor (G-CSF) with potencies between 4.6 and 68 nM, demonstrating that DC-806 inhibited inflammatory signaling in the target cells of interest as well as decreased the secretion of inflammatory cytokines associated with psoriasis, as shown in the figure below.

Figure 11: DC-806 blocked IL-17AA-induced secretion of CXCL1 and G-CSF by human keratinocytes.

Head-to-head comparison of DC-806 to COSENTYX (secukinumab) in a cell-based assay

To assess the ability of DC-806 to block signaling via IL-17 produced by primary human T- cells, we cultured Th17 cells and used the culture media containing cytokines secreted from these cells to stimulate HEK reporter cells expressing the IL-17 receptor. We determined that the cytokine mixture secreted by these Th17 cells contains IL-17AA, IL-17AF and IL-17FF. As shown in the figure below, DC-806 (blue line, solid blue circles) achieved the same maximal level of inhibition as a high dose of COSENTYX (dotted line). In addition, we observed that compound DX-891126 achieved less overall inhibition than either COSENTYX or DC-806. In a separate experiment, we determined the activity of all three of these molecules against the individual isoforms of IL-17AA and IL-17AF. COSENTYX inhibited IL-17AA and IL-17AF (IC50 values of 0.5 and 8.2 nM, respectively); DC-806 also inhibited IL-17AA and IL-17AF (IC50 values of 12 and 139 nM, respectively); and DX-891126 inhibited IL-17AA (IC50 value of 28 nM) and did not inhibit IL-17AF to any meaningful extent (IC50 value > 10,000 nM). None of the three molecules under evaluation here showed inhibition of IL-17FF at biologically relevant concentrations.

Figure 12. Comparison of inhibition of IL-17 mediated signaling by COSENTYX, DC-806, and DX-891126.

 We believe that the ability of DC-806 to spare the blockade of IL-17FF signaling may be beneficial, as IL-17FF has been implicated in preventing mucosal infections based on mouse knockout experiments. Consistent with this finding, published results from a Phase 3 trial of bimekizumab, an antibody that blocks all three isoforms of IL-17, indicate that treatment was associated with approximately 19% of patients developing oral candidiasis compared with 3% of patients treated with COSENYTX.

We tested the in vivo activity of DC-806 in a rat collagen-induced arthritis (CIA) model. In this model, immune-driven arthritis was induced by injection of collagen into an ankle joint. Ten days after the initial administration of collagen, rats were treated with orally administered DC-806 or a rat-surrogate for secukinumab that inhibited IL-17AA and IL-17 AF signaling. This is a robust model of inflammation that is known to have a significant IL-17-driven component. The 20 mg/kg dose provides the maximal anti-inflammatory effect achievable by the antibody control. DC-806 matches this level of inhibition, indicating that this small molecule inhibitor can suppress the inflammation driven by IL-17A in a disease model to an equivalent degree as antibody-based therapy, as shown in the figure below.

Figure 13: DC-806 and an IL-17 antibody led to similar levels of anti-inflammatory activity in a rat CIA model, as demonstrated by reduced ankle swelling.

DC-806 May Reach Therapeutic Concentrations in Humans

DC-806 was shown to be 20% and 60% orally-bioavailable in rats and dogs, respectively, indicating that the drug was well absorbed in the gastrointestinal system. Observed clearance in four preclinical species was consistent with that predicted by in vitro studies of metabolism with hepatocytes from those species, providing confidence in the estimation of human clearance from in vitro studies with human hepatocytes. Based on predicted human pharmacokinetics, we believe that it may be possible to achieve plasma concentrations in human subjects and patients consistent with concentrations affording maximal efficacy in the rat CIA model based on a conservative assumption that trough plasma concentrations are the driver of observed pharmacodynamic effect. Moreover, we expect clinical benefit may be achievable at lower plasma concentrations, based on studies showing that the rat CIA model has consistently overpredicted the concentrations necessary for clinical benefit across multiple anti-inflammatory mechanisms.

Although we believe DC-806 has the potential to provide clinical benefit, we will need to complete additional preclinical studies and clinical trials to determine the safety and efficacy DC-806. The results of these future studies and trials may be different than the results of our earlier studies and trials. We have not received regulatory approval for DC-806, and in order to obtain regulatory approval and commercialize DC-806, the FDA or foreign regulatory agencies will need to determine it is safe and effective.

Clinical Development of DC-806

Our CTA was approved in September 2021 and we are conducting a Phase 1 clinical trial in healthy volunteers and psoriasis patients, followed by a Phase 1c trial in psoriasis patients.

Our IL-17 Novel Scaffold Programs

Our IL-17 expertise, coupled with DELSCAPE, has enabled us to build what we believe is the most comprehensive and functional DEL for IL-17 small molecule inhibitors in the industry, and has resulted in the generation of multiple potential therapeutic candidates of IL-17 inhibitors with structural classes distinct from that of DC0-806. Given IL-17 is a well-validated clinical target, we believe that the primary risks associated with DC-806 are those common to small molecule drugs: getting sufficient drug exposure to see PK with a convenient dosing schedule, and safety. To take advantage of the depth of our IL-17 capabilities, we intend to advance two additional, structurally-distinct therapeutic candidates through IND-enabling studies, and to progress another candidate into clinical trials. We believe that advancing multiple platform-derived therapeutic candidates unlocks the ability to develop compounds with differentiated properties and maximizes the value of our IL-17 franchise.

We believe that there will be the potential to develop both DC-806 and other molecules emerging from our IL-17 program in a number of indications in which IL-17 antibodies have demonstrated clinical efficacy including psoriasis, hidradenitis suppurativa, non-radiographic axial spondyloarthritis, ankylosing spondylitis and psoriatic arthritis.

Novel Scaffold Program 1: Nomination of Development Candidate DC-853

Executing on our stated oral IL-17 franchise strategy, we nominated a development candidate, DC-853, in our Novel Scaffold Program 1 series in the second half of 2021. DC-853 is a differentiated fast-follower molecule that, in pre-clinical studies, has been shown to inhibit IL-17 AA and AF with a mechanism of action similar to that of DC-806. In in vitro assays, DC-853 appears to be more potent against the IL-17 AA and AF isoforms when compared to DC-806.

Figure 14: DC-806 and DC-853 in vitro potency against IL-17 AA and AF isoforms

In the rat collagen-induced arthritis (CIA) model, DC-853 matches the level of IL-17 inhibition exhibited by both an anti-IL-17 antibody and DC-806. DC-853 was able to match this inhibitory effect despite utilizing lower doses than DC-806.

ankle thickness (mm)
mean +/- SEM
10
9
8
7
6
8
10
12
14
16
18
Study day
no disease vehicle
disease, vehicle
DC-853 6.25 mg/kg BID
DC-853 25 mg/kg BID
DC-806 100 mg/kg BID
20 mg/kg anti-IL-17

Figure 15: DC-853, DC-806 and an IL-17 antibody led to similar levels of anti-inflammatory activity in a rat CIA model, as demonstrated by reduced ankle swelling.

Our Alpha 4 Beta 7 Integrin Program

α4ß7 is a powerful signaling molecule embedded in the cell membranes of immune cells and is an established target for IBD. ENTYVIO (vedolizumab), marketed by Takeda, is an injectable anti-α4ß7 mAb which is approved for the treatment of UC and CD. We are developing our orally-available α4ß7 integrin antagonist in a manner designed to mimic the anti-inflammatory actions of ENTYVIO, specifically its high selectivity for α4ß7 over α4ß1. Our lead compounds demonstrated over 1,000-fold selectivity for α4ß7 over α4ß1. In contrast, TYSABRI (natalizumab), marketed by Biogen, binds to both α4ß7 and α4ß1, and this selectivity for α4ß1 has been linked to progressive multifocal leukoencephalopathy, resulting in the FDA restricting its use in IBD. Our α4ß7 program is in the lead optimization stage and we expect to nominate a therapeutic candidate for this program by the end of 2022.

Ulcerative Colitis Disease Background

UC is a form of IBD characterized by inflammation and ulcers in the large intestine. The clinical symptoms of UC are diarrhea and bloody stool. Its clinical course is marked by exacerbations and remissions, which may occur spontaneously or in response to dietary changes, alterations in treatment regimens, or other illnesses or stress.

UC can be debilitating and can sometimes lead to life-threatening complications. Frequent diarrhea and bloody stools can lead to weight loss, dehydration and anemia. Persistent UC is associated with an increased risk of developing colon cancer. The Centers for Disease Control estimates that there are three million individuals in the United States with IBD, of which roughly half have UC. A similar number of individuals in Europe are estimated to have UC.

UC is typically treated with anti-inflammatory drugs starting with more moderate and locally-delivered drugs, and progressing to systemic immunosuppressive drugs for patients with refractory disease. First line therapy for patients with mild disease consists of 5-aminosalicylates such as mesalamine and sulfasalazine. Patients with more severe disease are treated with systemic corticosteroids, with the intent of inducing remission and transitioning patients to better-tolerated drugs such as 5-aminosalicylates for maintenance. Some patients may be treated with systemic immunomodulatory drugs such as azathioprine, cyclosporine and XELJANZ (tofacitinib). Anti-inflammatory biologics such as TNFα antagonists REMICADE (infliximab), HUMIRA (adalimumab) and SIMPONI (golimumab) and the IL-12/IL-23 antagonist STELARA (ustekinumab) are effective in inducing remission in patients with moderate to severe UC.

ENTYVIO (vedolizumab) was first approved by the FDA to treat UC and CD in 2014. In clinical trials, approximately 30% of patients receiving ENTYVIO achieved remission at the end of one year of treatment. ENTYVIO is administered as a 30-minute intravenous infusion at zero, two and six weeks, then every eight weeks thereafter. Long term therapy is generally well-tolerated in patients, but frequent dose adjustments have been reported to be required to maintain efficacy. Despite this inconvenience, Entyvio sales in 2021 are anticipated to be approximately $4.8 billion per Evaluate Pharma.

Crohn’s Disease Background

CD is a chronic inflammatory disease that most commonly affects the end of the small intestine and the beginning of the large intestine, although it may involve any part of the gastrointestinal tract. Both CD and UC are types of IBD and many of the symptoms and demographics overlap. In addition to the potential of CD developing in other segments of the intestine, CD differs from UC in that there can be normal healthy tissue in between patches of diseased tissue in CD, unlike UC where the inflammation is continuous. CD can also occur in all layers of the intestinal wall unlike UC which is limited to the inner most layer. It is estimated that there are 1.5 million individuals in the United States and 1.1 million individuals in Europe with CD.

The treatment paradigm for CD is very similar to that of UC with currently approved therapies focused on anti-inflammatory agents. Nearly 60% of CD patients will require surgery within twenty years of diagnosis to treat complications such as fistulas, or abnormal connections between body parts, life-threatening bleeding and intestinal obstructions.

While there are numerous approved therapeutics for UC and CD, we believe there remains a significant unmet medical need for patients and clinicians to effectively and conveniently manage these chronic diseases, which we believe could be facilitated by effective oral therapies.

Role of the α4ß7 Integrin in IBD

Integrins are the principal receptors used by cells to bind to the extracellular matrix. They are heterodimers consisting of one of 24 alpha subunits and one of nine beta subunits, with the 24 different combinations that have been observed involved in a variety of biological roles. Specific combinations of alpha and beta heterodimers have distinct biological functions. The alpha 4 subunit can form heterodimers with beta 1 and beta 7 subunits. In the gut, α4ß7 integrin has been shown to drive trafficking of lymphocytes to mucosal tissues leading to disease pathogenesis in IBD. On the other hand, α4ß1 is associated with other inflammatory diseases such as multiple sclerosis (MS). Antibodies with activity towards α4ß1, such as TYSABRI, have been approved for the treatment of MS, but carry a boxed warning due to the risk of progressive multifocal leukoencephalopathy leading to death or severe disability, driven in part by its activity towards α4ß1. ENTYVIO, which binds only to α4ß7 integrin and not α4ß1, does not carry this warning.

Integrin Antagonists: Challenges of Small Molecule Development

Two integrins of interest in immunologic disease, the integrins α4ß7 and α4ß1, have significant structural similarities, sharing a common alpha subunit. In order to develop a small molecule that provides a comparable therapeutic effect to the mAb ENTYVIO, high selectivity for α4ß7 over α4ß1 is required. Distinguishing between these integrins is a significant challenge with small molecule drugs. We believe our approach gives us an advantage in discovering integrin inhibitors because we can deploy DELSCAPE to assess the potency and selectivity of millions of candidate molecules in parallel. The resulting information relating biological activity to chemical structure can greatly accelerate the process of identifying highly selective candidate molecules for clinical development.

Our Solution: A Selective α4ß7 Integrin Antagonist

Leveraging DELSCAPE, we have identified selective oral small molecule antagonists of α4ß7 integrin that spare α4ß1 integrin. We believe that there is a substantial clinical need and commercial opportunity for an oral α4ß7 antagonist that can deliver the anti-inflammatory activity of ENTYVIO without the burden associated with injectable administration. An additional potential advantage of an oral α4ß7 agonist dosed daily is the ability to rapidly adjust dosing to maintain clinical efficacy in patients, a process that can take some time with an intravenous drug that is administered at eight-week intervals.

In an integrin-specific cell adhesion assay, DX-819511, one of our lead molecules, was shown to inhibit α4ß7 while sparing α4ß1, as shown in Figure 15 below. Specifically, DX-819511 had a potency of 2.2 nM against α4ß7 and 2,300 nM against α4ß1, a selectivity ratio of approximately 1,000-fold. We are continuing to optimize molecules related to DX-819511 for potency and physiochemical properties. We anticipate nominating a therapeutic candidate in this program by the end of 2022.

Figure 15: DX-819511 was approximately 1,000-fold more potent in inhibiting cell adhesion through α4ß7 integrin than α4ß1 integrin.

 Our Alpha V Integrin Program

Alpha V (αV) integrins have been implicated in a number of fibrotic diseases in tissues such as the lungs, liver and kidney. These integrins are heterodimers with the αV subunit paired with different beta subunits in different integrins. There are a number of drug candidates targeting αV integrins in clinical development and the safety and efficacy of various beta subunit selectivity profiles remain to be established. Utilizing DELSCAPE, we have discovered a series of antagonists of αV integrin heterodimers that inhibit the αV integrins αVß1 and/or αVß6, with the intent of developing molecules from our portfolio of αV antagonists as fast-followers against these targets based on proof-of-concept data emerging from ongoing clinical results. We are prioritizing the treatment of IPF as our first intended indication. Our αVß1/αVß6 program is in the lead optimization phase and we expect to nominate a therapeutic candidate by the end of 2023.

Idiopathic Pulmonary Fibrosis Disease Background

IPF is a chronic and progressive lung disease of unknown cause for which there are few treatment options. IPF is a form of progressive pulmonary fibrosis, or abnormal scarring that destroys the structure and function of the lungs. As tissue scarring progresses, the ability to transfer oxygen into the bloodstream is increasingly impaired. Average life expectancy at the time of diagnosis of IPF is estimated to be between three to four years, with approximately 60-80% of patients dying within five years of diagnosis.

Patients with IPF experience debilitating symptoms, including shortness of breath and difficulty performing daily activities. Other symptoms include chronic cough, fatigue, loss of appetite and weight loss. IPF is a rare disease that affects approximately 100,000 people in the United States, with 30,000 to 40,000 new cases being diagnosed each year.

Currently, no medical therapies have been found to cure IPF and patients are routinely provided with supportive care such as supplemental oxygen and pulmonary rehabilitation. Two therapies have been approved by the FDA to treat IPF: ESBRIET (pirfenidone) and OFEV (nintedanib). ESBRIET has been shown to have a modest effect on slowing the progression of IPF as measured by forced vital capacity in approximately 15% of patients. In a pivotal trial, ESBRIET was shown to reduce the risk of death at one year by 48% compared to placebo. OFEV is an inhibitor of multiple tyrosine kinases that was shown to reduce the rate of decline of pulmonary function in multiple trials by approximately half and led to significant delays in the time to acute disease exacerbation. Treatment with OFEV is associated with a trend towards increased survival. Despite these limitations, sales of ESBRIET and OFEV in 2021 were over $4.0 billion. There is still a large unmet medical need as IPF remains a major cause of morbidity and mortality.

 Our Solution: A Series of αV Antagonists with Varying Specificities

Utilizing DELSCAPE, we have generated libraries containing millions of compounds that have αV antagonist activity. By profiling these compounds against various αV heterodimers, we have identified structural features that have led to the generation of compounds that have higher, equal, or lower potency between αVß1 and αVß6. In some cases, this selectivity is over 100-fold. Our DELs have enabled us to perform medicinal chemistry at a scale at least 1,000-fold the throughput of more traditional synthetic approaches, allowing us to rapidly generate and assess chemical variants, as shown in the figure below.

NFigure 16: DELSCAPE led to the identification of chemical structural features that drive selectivity between αVß1 and αVß6.

Our Immuno-Oncology Asset

We partnered with Sanofi to apply our DELSCAPE platform outside of our core immunology focus. Our partnered program was a small molecule against an immuno-oncology target that has been clinically validated with antibody therapeutics. Through our collaboration with Sanofi, we were able to identify small molecules that disrupt this immuno-oncology target in a manner mechanistically similar to the approach taken in our IL-17 and integrin programs. Although the antibodies directed to this target have been successful, there are two areas where we believe that a small molecule solution could have advantages over a biologic. First, a small molecule may have better tissue and membrane penetration than an antibody, with the potential to deliver increased clinical benefit in solid tumors, and potentially in brain tumors. Second, small molecule drugs, in general, have shorter half-lives than antibody therapeutics. In cases where treatment leads to the development of adverse events, the discontinuation of dosing of a small molecule could lead to elimination of a drug from the body within hours and potentially result in more rapid alleviation of an adverse event than an antibody therapeutic, which could remain active for weeks. In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the partnered program, and as a result we will regain worldwide rights to the program.

Discovery Programs

Our approach to drug discovery and development leverages the capabilities of DELSCAPE to determine feasibility, optimize the design of and generate families of specific and potentially potent therapeutic compounds that we consider ideal for advancement to clinical development. We combine this approach with an assessment of attractive, validated market opportunities, informed by our expertise in the field of immunology, to determine our priority targets. This differentiated approach to discovery underpins the demonstrated power of DELSCAPE to generate potential clinical candidates against conventionally difficult-to-drug PPI targets and we believe significantly expands the number of biologic targets that can be modulated with oral small molecules. We are continuing to invest in our computational chemistry capabilities to accelerate our library design and data analysis as we identify and interrogate new targets using DELSCAPE. We have identified additional targets relevant and validated in immunology, such as FcRn, TSLP, TNFα and IL-23, among others, that meet our target selection criteria, and we expect to identify additional targets in the future. We plan to dedicate a portion of our drug discovery efforts toward at least one of these promising targets with the goal of expanding our portfolio of immunology therapeutic candidates.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that DELSCAPE and our knowledge, experience and scientific resources provide us with competitive advantages, we face competition from well-established pharmaceutical and molecule biotechnology companies, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

Although we believe that DELSCAPE and our lead therapeutic candidate address different therapeutic needs, any therapeutic candidates that we successfully develop and commercialize in the future, will compete with currently approved therapies or new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of and pricing, levels of promotional activity and reimbursement levels for our therapeutics.

We are advancing our lead program, DC-806, an antagonist of IL-17 being developed initially for the treatment of psoriasis, with the objective of achieving therapeutic benefit similar to that of the injectable biologics. There are currently three approved antibody therapeutics targeting the IL-17 pathway: COSENTYX, marketed by Novartis; TALTZ, marketed by Eli Lilly; and SILIQ, marketed by Bausch Health. UCB SA is also developing an anti-IL-17 mAb, bimekizumab, and has submitted an NDA to the FDA for its use in psoriasis. Other classes of injectable biologics approved for use in indications for which IL-17 therapeutics are also approved include anti-IL-12/23 and anti TNFα mAbs, marketed by Abbvie, Sun Pharmaceutical Industries and Janssen Pharmaceuticals, among others. Furthermore, the oral PDE4 inhibitor, OTEZLA, marketed by Amgen, is approved for the treatment of psoriasis In addition, we are aware of other oral therapeutic candidates including TYK2 inhibitors, oral IL-17 inhibitors, and oral RORℽt inhibitors being developed by Bristol Myers Squibb, Abbvie, Nimbus Therapeutics, and Ventyx Biosciences, among others.

We are also developing oral therapeutics targeting α4ß7 integrin and αVß1/αVß6 integrin for the treatment of IBD and IPF, respectively. Approved integrin antagonists include TYSABRI marketed by Biogen for the treatment of CD and MS and ENTYVIO marketed by Takeda for the treatment of UC and CD. In addition, we are aware of IBD treatments either approved or in development by Abbvie, Bristol-Myers Squibb, Janssen Pharmaceuticals, Arena Pharmaceuticals among others and IPF treatments either approved or in development by Boehringer Ingelheim,

Roche and Abbvie, among others. Many of our competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies that might be complementary to, or necessary for, our current or future programs.

Manufacturing

Currently, all of our preclinical and clinical drug manufacturing, storage, distribution or quality testing are outsourced to third-party manufacturers. As our development programs progress and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products.

Employees and Human Capital

As of December 31, 2021, we had 46 full-time employees, including 17 employees with Ph.D. or M.D. degrees. Of these full-time employees, 31 employees are engaged in research and development. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationship with our employees is good.

We rely on skilled, experienced, and innovative employees to conduct the operations of our company. We are committed to building and maintaining an outstanding team and we focus on a culture that emphasizes scientific innovation, inclusion, collaboration and equity. Attracting, retaining and developing employees from a diverse range of backgrounds to support our research, development and clinical activities is an integral part of our human capital strategy. As part of our efforts to recruit and retain a diverse and passionate workforce, we provide competitive compensation and benefits packages including medical, dental, vision, and life insurance, as well as a company sponsored 401K plan. Employees are encouraged to attend scientific, clinical and technological meetings and conferences, and have access to the resources they need to be successful.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our therapeutic candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing the proprietary rights of others, and in part on our ability to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under the section titled “Risk Factors—Risks Related to Intellectual Property.”

For our IL-17 program, as of March 15, 2022, we owned one issued U.S. patent, U.S. Patent No. 11, 274,094, covering our lead clinical candidate (DC-806) and follow-on development candidate (DC-853), which is expected to expire in 2040, not including any patent term adjustments and extensions that may be available. DiCE Alpha Inc. further owned several patent applications covering our lead clinical candidate (DC-806), inside and outside the United States, including: two pending U.S. patent applications and seventeen pending foreign patent applications, any of which, if issued, are expected to expire in 2040, not including any patent term adjustments and extensions that may be available. DiCE Alpha Inc. further owned three pending U.S. provisional patent applications, which are expected to expire from 2042 to 2043, if issued from future non-provisional applications that we file, not including any patent term adjustments and extensions that may be available. We intend to strengthen the patent protection of our programs through additional patent application filings.

For our Alpha V program, as of March 15, 2022, we had one pending Patent Cooperation Treaty patent application, which is filed in the name of DiCE Molecules SV, Inc. This provisional patent application is directed to compositions of matter and methods of inhibiting αVß1 or αVß6 integrins. Any patents, issuing from patent applications in these families are projected to expire in 2042, notwithstanding any patent term adjustments and extensions that may be available.

In addition to patent protection, we also rely on trade secrets, know-how, trademarks, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. However, such confidentiality agreements can be breached, and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Intellectual Property.”

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug, and Cosmetic Act (FD&C Act) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (GCP) an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB) and ethics committee for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

 Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including: (i) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible; or (ii) when in conjunction with other confirmatory evidence.

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to an annual program fee for each prescription product. These fees are typically increased annually.

FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Most applications for standard review drug products are reviewed within ten to twelve months of the date of submission of the NDA to FDA; most applications for priority review drugs are reviewed in six to eight months of the date of submission of the NDA to FDA. Priority review can be applied to drugs that FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices (cGMPs) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application. If, or when, those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, FDA may require a risk evaluation and mitigation strategy (REMS), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Pediatric Information

Under the Pediatric Research Equity Act (PREA), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. FDA may grant full or partial waivers, or deferrals, for submission of data. With certain exceptions, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act (BPCA) provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

 Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity (NCE), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the exclusivity period.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, transparency and health information privacy laws and other healthcare laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (ACA) amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicare and Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the Civil Monetary Penalties Law statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services (CMS) issued a final rule that requires certain manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or that apply regardless of payor. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Further, certain states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Additionally, we may also be subject to state and foreign laws governing the privacy and security of health information in some circumstances, such as California’s CCPA or Europe’s General Data Protection Regulation, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that business arrangements with third parties comply with applicable state, federal and foreign healthcare laws and regulations involve substantial costs. If a drug company’s operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other federal or state government healthcare programs, including Medicare and Medicaid, integrity oversight and reporting obligations, imprisonment and reputational harm. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a drug company to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

U.S. Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

Third-Party Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic candidates for which obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products. In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations.

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

Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our therapeutic candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, obtaining coverage and reimbursement approval of a drug from a third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any therapeutic candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time.

Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Corporate Information and Trademarks

We were formed as corporation under the laws of the State of Delaware on August 14, 2013, under the name DiCE Molecules Corporation. In November 2014, we formed DiCE Molecules Holdings, LLC and completed a corporate reorganization pursuant to which DiCE Molecules Corporation was effectively succeeded by DiCE Molecules Holdings, LLC.  In September 2021, DiCE Molecules Holdings, LLC converted into a Delaware corporation and changed its name to DICE Therapeutics, Inc.  Our principal executive offices are located at 279 E. Grand Avenue, Suite 300, Lobby B, South San Francisco, CA 94080, and our telephone number is (650) 566-1402.

We use various trademarks and trade names in our business, including, without limitation, our corporate name and logo. All other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

Additional Information

Our Internet website address is www.dicetherapeutics.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). The SEC maintains a website at www.sec.gov that contains reports as well as other information regarding us and other companies that file materials with the SEC electronically.

Also available on our website is information relating to our corporate governance and our board of directors, including our corporate governance guidelines; our code of business conduct (for our directors, officers and employees); and our board committee charters. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, DICE Therapeutics, Inc., 279 E. Grand Avenue, Suite 300, Lobby B, South San Francisco, CA 94080.

We use our Investor Relations website (https://investors.dicetherapeutics.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included in the “News Releases” and “Events and Presentations” sections of our website. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this Annual Report on Form 10-K, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

•

Our business is heavily dependent on the success of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate, DC-853, and related compounds in our IL-17 program. Existing and future preclinical studies and clinical trials of our therapeutic candidates may not be successful, and if we are unable to commercialize our therapeutic candidates or experience significant delays in doing so, our business will be materially harmed.

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

•	The COVID-19 pandemic could adversely impact our business, including our planned clinical trials, supply chain and business development activities.

•	Results of preclinical studies and early clinical trials on any of our therapeutic candidates may not be predictive of results of future clinical trials.
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

Risks Related to Our Financial Position and Need for Capital

We are a clinical stage biopharmaceutical company with a limited operating history and no therapeutics approved for commercial sale.

We are a clinical stage biopharmaceutical company with a limited operating history on which to base your investment decision. We have no therapeutics approved for commercial sale and have not generated any revenue from commercial therapeutic sales. Biopharmaceutical therapeutic development is a highly speculative undertaking because it entails substantial upfront capital expenditures and significant risk that any potential therapeutic candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable.

We have identified DC-806 as our lead therapeutic candidate for our IL-17 program, which is now in the clinical development stage. We will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the years ended December 31, 2021 and December 31, 2020, our net losses were approximately $49.0 million and $23.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $103.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our therapeutic candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•

conduct clinical trials for our lead therapeutic candidate, DC-806, fast follower therapeutic candidate, DC-853, and related compounds in the IL-17 program, and any future therapeutic candidates within the IL-17 program and other programs;

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, our lead therapeutic candidate, fast follower therapeutic candidate or any other therapeutic candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these therapeutic candidates, manufacturing, marketing and selling those therapeutics for which we, or any of our current or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our current or future therapeutics from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenue, the extent of any further losses or if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenue that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the U.S. Food and Drug Administration (FDA), the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA), or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our current or future therapeutic candidates.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our therapeutic candidates from the IL-17 program. Conducting preclinical studies and clinical trials for our therapeutic candidates will require substantial funds to complete. As of December 31, 2021, we had $319.3 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our lead therapeutic candidate and fast follower candidate from the IL-17 program and any future therapeutic candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through mid-2024. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced therapeutics, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved therapeutics. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We do not expect to realize revenue from sales of commercial therapeutics or royalties from licensed therapeutics in the foreseeable future, if at all, and, in no event, before our therapeutic candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the issuance and sale of common stock, convertible preferred units and warrants, as well as payments received under our collaboration agreements.

We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. In addition, our Loan and Security Agreement with Silicon Valley Bank (the SVB Loan and Security Agreement) contains restrictive covenants that prevent us from, among other things, incurring additional indebtedness without Silicon Valley Bank’s consent. Such restrictive covenants include affirmative covenants requiring, among other things, that we maintain our legal existence and good standing and obtain all government approvals, deliver certain financial reports and maintain certain intellectual property rights. Such restrictive covenants also include certain negative covenants include, among other things, certain restrictions on asset dispositions, changing our business, engaging in mergers and acquisitions, paying dividends or making certain other distributions, and creating other liens on our assets. If we default under the SVB Loan and Security Agreement, Silicon Valley Bank will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Silicon Valley Bank’s rights to repayment would be senior to the rights of the holders of our common units to receive any proceeds from the liquidation. Silicon Valley Bank could declare a default under the Loan and Security Agreement upon the occurrence of any event that Silicon Valley Bank interprets as a material adverse change as defined under the SVB Loan and Security Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Silicon Valley Bank of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. For additional details, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

We have historically incurred substantial net losses, including net losses of $49.0 million and $23.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $103.7 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to our research and development efforts. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and members deficit/stockholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

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

We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our Clinical Trial Application (CTA), with respect to DC-806, our lead therapeutic candidate from our IL-17 program, was approved by the MHRA in the United Kingdom in September 2021, and we began dosing for our Phase 1 clinical trial of DC-806 in October 2021. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our therapeutic candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our therapeutic candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals including approval by the MHRA and the FDA. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates.

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

•

delays in submitting CTAs, Investigational New Drug applications (INDs), or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

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

Our business is heavily dependent on the success of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate, DC-853, and related compounds in our IL-17 program. Existing and future preclinical studies and clinical trials of our therapeutic candidates may not be successful, and if we are unable to commercialize our therapeutic candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate, DC-853, and related compounds in our IL-17 program. Our ability to generate commercial product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead therapeutic candidate. In September 2021, the MHRA approved our CTA for DC-806, our lead therapeutic candidate from our IL-17 program. In October 2021, we commenced our Phase 1 clinical trial. We have not previously submitted a new drug application (NDA) to the FDA, or any other similar regulatory approval filings to the MHRA or comparable foreign authorities, for therapeutic candidates, and we cannot be certain that our therapeutic candidates will be successful in clinical trials or receive regulatory approval. Further, our therapeutic candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA, an FDA Advisory Committee, the MHRA or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a therapeutic candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies (REMS) or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our therapeutic candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our therapeutic candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such therapeutics, if approved.

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

The success of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate, DC-853, and related compounds in the IL-17 program, and our other therapeutic candidates will depend on many factors, including the following:

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

We are developing a pipeline of therapeutic candidates using our DELSCAPE platform. Historically, dozens of IL-17A small molecule candidates of other companies that entered late-stage clinical trials have failed to result in FDA, MHRA or the European Medicines Agency (EMA) approved medicines. We are aware of certain companies currently exploring oral approaches to integrins. Certain development efforts and clinical results of these other companies have been in the past, and may in the future be, mixed or unsuccessful, which could result in a negative perception of oral integrins and negatively impact the regulatory approval process of our therapeutic candidates, which would have a material and adverse effect on our business. We believe that therapeutic candidates identified with our platform may offer an optimized therapeutic approach by taking advantage of conformational targeting next-generation physics-based technologies augmented with machine learning and artificial intelligence, which allow us to design, iterate and optimize leads in our discovery process. However, the scientific research that forms the basis of our efforts to develop therapeutic candidates using our platform is ongoing and may not result in viable therapeutic candidates.

To date, we are conducting clinical testing of DC-806 but have not tested any of our other therapeutic candidates in any clinical studies. We may ultimately discover that our DELSCAPE platform and any therapeutic candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness, including the ability to lock specific integrin conformations. Our therapeutic candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the therapeutic candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only preclinical data regarding oral bioavailability of our therapeutic candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, therapeutic candidates based on our platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our platform and any therapeutic candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.

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

We only recently began dosing in our Phase 1 clinical trial for our lead therapeutic candidate, DC-806, and all of our other therapeutic candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our therapeutic candidates, including DC-806, will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any therapeutic candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our therapeutic candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our therapeutic candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their therapeutic candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their therapeutics. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of therapeutic candidates proceeding through clinical trials. Most therapeutic candidates that commence clinical trials are never approved as therapeutics and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support clinical development of our current or any of our future therapeutic candidates.

Our lead program targets the IL-17 pathway. Our CTA for our lead therapeutic candidate, DC-806, was approved in September 2021 and our Phase 1 clinical trial commenced in October of 2021, and we intend to advance related compounds in the IL-17 program toward CTA submissions in the future. Commencing our future clinical trials is subject to finalizing the trial design and submitting a CTA to the MHRA or a similar submission to the FDA or a similar foreign regulatory authority. Even after we submit our CTA or comparable submissions in other jurisdictions, the MHRA, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead therapeutic candidate, DC-806, fast follower therapeutic candidate, DC-853, and related compounds in the IL-17 program or any future therapeutic candidates, including:

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

The COVID-19 pandemic could adversely impact our business, including our planned clinical trials, supply chain and business development activities.

As the COVID-19 pandemic continues around the globe, and new variants of COVID-19 emerge, we may experience disruptions that could severely impact our business and planned clinical trials, including:

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

The spread of COVID-19 and its variants, and actions taken to reduce its spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

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

Preliminary, interim or topline data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which is based on an analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the therapeutic candidate that could cause our therapeutic candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose preliminary data from or data from planned interim analyses of our clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular therapeutic candidate and our company in general. If the preliminary, interim or topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our potential therapeutic candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected therapeutic candidates. For example, we are initially focused on our lead therapeutic candidate, DC-806, fast follower therapeutic candidate, DC-853, and related compounds in the IL-17 program. As a result, we may forgo or delay pursuit of opportunities with other therapeutic candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and therapeutic candidates for specific indications may not yield any commercially viable therapeutic candidates. If we do not accurately evaluate the commercial potential or target market for a particular therapeutic candidate, we may relinquish valuable rights to that therapeutic candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such therapeutic candidate.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our current or future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients in future trials for any of our therapeutic candidates will depend on many factors, including:

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

Risks Related to Our Reliance on Third Parties

We have historically entered into collaborations and may, in the future, seek to enter into collaborations with third parties for the discovery, development and commercialization of our therapeutic candidates. If our future collaborators cease development efforts under collaboration agreements, or if those agreements are terminated, the collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under the agreements.

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

With respect to any future collaboration agreements, we expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our current or future therapeutic candidates. Moreover, our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

As of December 31, 2021, we had 46 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including J. Kevin Judice, Ph.D., our founder and chief executive officer. We currently do not maintain key person insurance on these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel, in particular, personnel involved with disrupting protein-protein interactions, because of the highly technical nature of our therapeutic candidates and technologies related to our DELSCAPE platform, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

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

In conducting clinical trials of our current or future therapeutic candidates, we may be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an MHRA, FDA, EMA or the investigation of the safety and effectiveness of our future therapeutics, our manufacturing processes and facilities or our marketing programs and potentially a recall of our therapeutics or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our therapeutics, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize and products that we may develop, and a decline in our stock price. We currently maintain general liability insurance with coverage up to $2 million per occurrence. We may, however, need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our therapeutic candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a wildfire and earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

As of December 31, 2021, we had net operating loss carryforwards for federal and California income tax purposes of $59.0 million and $15.6 million, respectively. The federal net operating losses will not be subject to expiration and the California net operating losses begin to expire in 2038. As of December 31, 2021, we also had available tax credit carryforwards for federal and California income tax purposes of $1.9 million and $1.4 million, respectively. The federal tax credits begin to expire in 2038 and the California tax credits will not be subject to expiration. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. Under the Tax Cuts and Jobs Act of 2017 (as modified by the Coronavirus Aid Relief and Economic Security Act of 2021), federal net operating losses generated after December 31, 2017 will not be subject to expiration. However, utilization of carryforwards generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. Also, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs and tax credits in tax years beginning after 2019 and before 2023. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Various transactions that have occurred since our inception may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of prior offerings of securities, future sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our therapeutic candidates by obtaining and defending patents. We have pending U.S. and foreign patent applications in our portfolio covering our therapeutic programs. We cannot predict:

•	if and when patents may issue based on our patent applications;

•	the scope of protection of any patent issuing based on our patent applications;

•	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;

•	whether or not third parties will find ways to invalidate or circumvent our patent rights;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;

•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;

•	whether the patent applications that we own will result in issued patents with claims that cover our therapeutic candidates or uses thereof in the United States or in other foreign countries; and

•	whether the COVID-19 pandemic or any variant thereof may cause us to experience patent office interruption or delays to our ability to timely secure patent coverage to our therapeutic candidates.

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

Patents are of national or regional effect. Filing, prosecuting and defending patents on all of our research programs and therapeutic candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our therapeutic candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.  Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

No earlier that October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC).  This will be a significant change in European patent practice.  As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction.

Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Several pending legislative efforts, including President Biden’s larger Build Back Better legislative agenda and draft bill text, incorporate these drug pricing reforms in addition to inflationary rebates on Part B and Part D drugs that would be payable on commercial and governmental program utilization, policies aimed at redesigning the Medicare Part D benefit and adopting drug price transparency measures. Drug manufacturers who are unwilling to negotiate with Medicare would be subject to additional excise taxes. Additionally, the plan would impose tax penalties on drug manufacturers that increase the prices of drug products faster than the rate of inflation. If elements of the recently announced prescription drug pricing plan become law, our pricing strategy and commercial prospects may be adversely affected. It is unclear to what extent new statutory, regulatory, and administrative initiatives will be enacted and implemented and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

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

•

the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information on certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties;

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control, including without limitation as a result of the COVID-19 pandemic. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report on Form 10-K entitled “Risk Factors” and the following:

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

As of March 15, 2022, we have a total of 38,231,415 shares of common stock outstanding. Shares of restricted stock will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act of 1933, as amended (the Securities Act).

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

Based on the beneficial ownership of our common stock as of March 15, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold approximately 31% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives, and we will continue to incur increased legal and financial compliance costs. For example, we expect that maintaining customary public company director and officer liability insurance will require substantial expenditures. The impact of these legal and financial requirements could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our therapeutic candidates, once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with annual report for our fiscal year ending December 31, 2022. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” we will be required to have an audit of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 279 East Grand Ave., Suite 330, South San Francisco, California, where we sublease a total of 19,532 square feet of office and laboratory space that we use for our administrative, research and development and other activities. Our lease for the current property expires in April 2022. In June 2021, we executed a lease for a new headquarters in South San Francisco, California, expected to commence in March 2022 and covering a total of 33,331 square feet of office and laboratory space. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “DICE” since September 15, 2021. Prior to that, there was no public market for our common stock.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Price Performance Graph

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Stockholders

As of March 15, 2022, there were 128 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Sales of Unregistered Securities

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

Use of Proceeds from Public Offering of Common Stock

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

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth in the section titled “Risk Factors” under Part I, Item 1A.  Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “DICE,” “we,” “us” and “our” refer to DICE Therapeutics, Inc. and its wholly-owned subsidiaries.

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

Our lead therapeutic candidate, DC-806, is an oral antagonist of the pro-inflammatory signaling molecule, interleukin-17 (IL-17), which is a validated drug target implicated in a variety of immunology indications. There are two approved antibody therapeutics, COSENTYX (secukinumab), marketed by Novartis, and TALTZ (ixekizumab), marketed by Eli Lilly, but no oral therapies targeting this pathway. COSENTYX and TALTZ both are approved for the treatment of psoriasis, psoriatic arthritis, ankylosing spondylitis and nonradiographic axial spondyloarthritis, and collectively generated approximately $6.9 billion in worldwide sales in 2021. The Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom approved our Clinical Trial Application (CTA) for DC-806 in September 2021 and we are currently conducting a Phase 1 clinical trial in healthy volunteers and psoriasis patients.

We also are developing oral therapeutic candidates targeting α4ß7 integrin and αVß1/αVß6 integrin for the treatment of inflammatory bowel disease (IBD) and idiopathic pulmonary fibrosis (IPF), respectively. We plan to nominate therapeutic candidates for these programs by the end of 2022, in the case of α4ß7, and by the end of 2023, in the case of αVß1/αVß6. Additionally, we will regain worldwide rights by July 2022 to a previously partnered oral immuno-oncology program, small-molecule PD-L1 inhibitors discovered using our DELSCAPE platform. Leveraging DELSCAPE, we are also evaluating other novel and validated immunology targets, including interleukin-23 (IL-23), tumor necrosis factor α (TNFα), neonatal Fc receptor (FcRn), and thymic stromal lymphopoietin (TSLP), among other potential targets, with a view toward advancing one or more programs into clinical development.

Currently, all of our preclinical and clinical drug manufacturing, storage, distribution or quality testing is outsourced to third-party manufacturers. As our development programs progress and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products.

On September 17, 2021, we closed our initial public offering (the “IPO”) in which we sold an aggregate of 13,800,000 shares of common stock at a price to the public of $17.00 per share, which included 1,800,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $214.7 million, after deducting underwriting discounts and offering costs.

Our revenue to date has been generated solely from research collaborations and activities. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our therapeutic candidates. We have incurred net losses in each year since inception except for the year ended December 31, 2016 and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our therapeutic candidates. Our net losses were $49.0 million and $23.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $103.7 million. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our research and development activities.

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

Upon the signing of the Sanofi Agreement in December 2015, Sanofi paid us an initial fee of $8.0 million for target exclusivity rights and an additional $1.0 million annual technology access and development fees. In December 2016, Sanofi paid us an additional $9.0 million fee for the same services. In connection with the right to earn Sum of Evidence (SOE) points under the Sanofi Agreement, we recognized $2.0 million in revenue in 2018, when SOE points were earned.

In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement. As a result, we will regain worldwide rights to the program. We do not expect to recognize any further revenue from this arrangement.

Genentech

In November 2017, we entered into a collaboration agreement (Genentech Agreement) with Genentech, Inc. In June 2021, the collaboration research program was terminated.

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

In connection with the collaboration agreement with Sanofi, we earned Sum of the Evidence (SOE) points and  recognized $2.0 million in revenue in 2018. In March 2022, the collaboration agreement with Sanofi was terminated.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our consolidated results of operations for the periods indicated:

	Year Ended December 31,		$	%
	2021	2020	Change	Change
	(in thousands)
Revenue:
Collaboration revenue	$1,125	$863	$262	30%
Operating expenses:
Research and development	36,506	19,580	16,926	86%
General and administrative	12,222	5,004	7,218	144%
Total operating expenses	48,728	24,584	24,144	98%
Loss from operations	(47,603)	(23,721)	(23,882)	101%
Other income (expense):
Interest and other income, net	136	139	(3)	-2%
Interest expense	(174)	(13)	(161)	*
Change in fair value of warrant liability	(1,318)	(144)	(1,174)	*
Net loss	$(48,959)	$(23,739)	$(25,220)	106%

*Not meaningful

Revenue

Collaboration revenue of $1.1 million for the year ended December 31, 2021 consisted of deferred revenue under the Genentech Agreement, which was recognized upon termination of the agreement in June 2021. Collaboration revenue of $0.9 million for the year ended December 31, 2020 was related to research services performed under the Sanofi Agreement. The services provided by us under the Sanofi Agreement were completed in December 2020. We do not expect to recognize any further revenue related to the Sanofi Agreement.

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Year Ended December 31,		$
	2021	2020	Change
	(in thousands)
Direct costs:
IL-17	$19,595	$9,973	$9,622
Other programs	5,109	2,651	2,458
Indirect costs:
Personnel-related expenses (including share-based compensation)	9,767	4,849	4,918
Facilities and other expenses	2,035	2,107	(72)
Total research and development expenses	$36,506	$19,580	$16,926

Research and development expenses were $36.5 million for the year ended December 31, 2021, compared to $19.6 million for the year ended December 31, 2020. The increase of $16.9 million was primarily due to an increase of $9.6 million related to the preclinical advancement of our IL-17 franchise and an increase in research and development expenses of $2.5 million related to our other preclinical programs. Personnel-related expenses increased by $4.9 million due to an increase in headcount and stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $12.2 million for the year ended December 31, 2021, compared to $5.0 million for the year ended December 31, 2020. The increase of $7.2 million was primarily due to a $4.0 million increase in personnel costs related to increased headcount and stock-based compensation. Professional service fees and other costs increased by $3.2 million primarily due to the additional expenses associated with operating as a public company.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2021 was $1.3 million, compared to $0.1 million for year ended December 31, 2020. Upon the closing of the IPO, our Series B Convertible Preferred Stock warrant was automatically converted into warrants to purchase common stock. All of our outstanding common stock warrants were net exercised in September 2021. The warrants were remeasured as of the settlement date using the fair value of common stock issued in the net settlement.

Liquidity and Capital Resources

Since our inception through December 31, 2021, our operations have been financed primarily by sales of our convertible preferred stock and common stock, and issuance of debt. In September 2021, we completed our IPO for aggregate proceeds of approximately $214.7 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions. As of December 31, 2021, we had $319.3 million of cash, cash equivalents, and marketable securities and an accumulated deficit of $103.7 million.

Our material cash requirements include the following contractual and other obligations:

Debt

On April 13, 2021, we entered into a senior secured term loan facility (the SVB Loan and Security Agreement) with Silicon Valley Bank (SVB), which provides for a $10.0 million term loan of which we advanced $2.5 million, with an option to borrow up to $7.5 million in additional term loans, subject to our achieving certain development milestones related to our IL-17 program (the SVB Term Loan). The SVB Term Loan matures on February 1, 2025. Monthly payments of interest only are due through June 1, 2022, with 32 equal monthly payments of principal and interest due thereafter. The SVB Term Loan bears interest at a floating rate equal to the greater of (i) the Wall Street Journal Prime Rate plus 1.75% and (ii) 5.0% per annum.

The SVB Term Loan calls for a final payment equal to 5.75% of the original principal amount, due upon the earlier of maturity, prepayment or acceleration of the principal due to an event of default. We may, at our option, prepay the SVB Term Loan in full at any time prior to maturity, subject to a prepayment fee ranging between 1% and 2% of the outstanding principal amount of the SVB Term Loan. The prepayment fee would also be due and payable in the event of an acceleration of the principal amount of the loan due to an event of default. The SVB Term Loan is secured by substantially all of our assets, subject to certain exceptions. The SVB Loan and Security Agreement contains customary representations, warranties, and affirmative covenants and also contains certain restrictive covenants.

Leases

We currently lease office space in South San Francisco under a lease that expires in April 2022. As of December 31, 2021, future minimum rental payments of $0.5 million remain on the lease.

In June 2021, we signed an agreement to lease approximately 33,000 square feet in South San Francisco with an initial annual base rent of approximately $2.4 million over a 7-year term. The target commencement date for the new lease is March 2022. This new lease will serve as the location of our new headquarters when the lease for our current headquarters location expires. As of December 31, 2021, future minimum rental payments of $19.9 million remain on the lease.

Future Funding Requirements

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $319.3 million, which are available to fund operations. Based on our current business plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our planned operations through mid-2024. However, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(39,292)	$(20,679)
Investing activities	(204,624)	18,003
Financing activities	300,254	53,895
Net increase in cash, cash equivalents, and restricted cash	$56,338	$51,219

Operating Activities

For the year ended December 31, 2021, cash used in operating activities was $39.3 million. The net cash outflow from operations primarily resulted from our net loss of $49.0 million, partially offset by change in net operating assets and liabilities of $1.6 million and non-cash charges consisting primarily of $0.7 million for depreciation and amortization, $5.6 million in stock-based compensation, $1.3 million in the change in fair value of warrant liability and $0.4 million of net accretion and amortization of marketable securities. The change in net operating assets and liabilities was primarily due to a $5.6 million increase in accrued liabilities, mainly due to timing of payments, partially offset by a $2.1 million increase in prepaid expenses, a $0.8 million decrease in accounts payable and a $1.1 million decrease in deferred revenue recognized in the period.

For the year ended December 31, 2020, cash used in operating activities was $20.7 million. The net cash outflow from operations primarily resulted from our net loss of $23.7 million, partially offset by non-cash charges of $1.4 million and the change in net operating assets and liabilities of $1.7 million. The non-cash charges consisted primarily of $0.7 million for depreciation and amortization, $0.6 million in share-based compensation and $0.1 million in the change in fair value of warrant liability. The change in net operating assets and liabilities was primarily due to a $1.4 million increase in accounts payable resulting from our business growth and from the issuance costs in connection with our December 2021 Series C financing, a $1.0 million increase in accrued liabilities primarily due to an increase in the research and development expenses for IL-17, and a $0.1 million decrease in prepaid and other current assets, partially offset by a $0.9 million decrease in deferred revenue due to revenue recognition.

Investing Activities

For the year ended December 31 2021, cash used in investing activities was $204.6 million due to the purchase of marketable securities and property and equipment of $218.5 million and $0.7 million, respectively, partially offset by the proceeds from the maturity of marketable securities of $14.6 million.

For the year ended December 31 2020, cash provided by investing activities was $18.0 million due to the maturity and sales of marketable securities of $17.4 million and $4.4 million, respectively, partially offset by the purchase of property and equipment and purchases of marketable securities of $3.6 million and $0.1 million, respectively.

Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $300.3 million due to the net proceeds of $214.7 million from the issuance of our common stock in our IPO, net of issuance costs paid to date, the net proceeds of $83.3 million from the issuance of our Series C and Series C-1 convertible preferred units and the net proceeds of $2.4 million from debt financing.

For the year ended December 31, 2020, cash provided by financing activities was $53.9 million due to gross proceeds of $54.3 million from the issuance of Series C Convertible Preferred Stock, partially offset by payments on tax distributions and capital lease obligations of $0.3 million and $0.1 million, respectively.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expenses and Accrued Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of new product development. Research and development costs include salaries and benefits, consultants’ fees, process development costs, share-based compensation, laboratory supplies, preparation of regulatory submission expenses, and allocated facilities related expenses as well as fees paid to third parties that conduct certain preclinical research and development activities on our behalf.

A substantial portion of our ongoing research and development activities are conducted by third-party service providers. We estimate these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in research and development expenses. These costs are accrued based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from our estimates, resulting in adjustments to expense in future periods.

Share-Based Compensation

Share-based compensation is measured at the date of grant, based on the estimated fair value of the award, and recognized as an expense over the employee’s requisite service period (usually the vesting period) on a straight-line basis. We estimate the grant date fair value of the PI Units and stock options, and the resulting share-based compensation, using the Black-Scholes option pricing model.

The Black-Scholes option pricing model requires several variables and assumptions in estimating the fair value of each profit interest unit that requires judgment, for which changes if they occur, can materially affect the resulting estimates of fair value. These assumptions include:

Fair Value of Common Units— Historically, for all periods prior to the IPO in September 2021, the grant-date fair market value of common units underlying unit options had historically been determined by our Board of Managers with assistance of third-party valuation specialists. Because there had been no public market for our common units, the Board of Managers exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which include important developments in our operations, the prices at which we sold units of our convertible preferred units, the rights, preferences and privileges of our convertible preferred units relative to those of our common units, actual operating results, financial performance, external market conditions in the life sciences industry, general U.S. market conditions, equity market conditions of comparable public companies, and the lack of marketability of our common units.

Fair Value of Common Stock— After the completion of the IPO, the fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the date of grant on the Nasdaq Global Market.

Expected Term—The expected term represents the period that share-based awards are expected to be outstanding. Prior to the IPO, our profit interest units did not have a contractual term. However, there was a constructive maturity of the profit interest units based on our expected exit or liquidity scenarios. After the completion of the IPO, our historical stock option exercise information was limited due to a lack of sufficient data points, and did not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility—Prior to the IPO, we had limited information on the volatility of profit interest units as the units were not actively traded on any public markets. The expected volatility was derived from the historical unit volatilities of comparable peer public companies within our industry. After the completion of the IPO, because we do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life science companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. We expect to continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available and to align with our expected term.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date with maturities approximately equal to the expected term.

Expected Dividend Rate—The expected dividend rate is zero.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

We are also a ‘‘smaller reporting company,’’ meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company for so long as (i) the market value of our stock held by non-affiliates as of the end of the second quarter is less than $250 million or (ii) our annual revenue is less than $100 million during our most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DICE Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DICE Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred units and stockholders’ equity/members’ (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Jose, California

March 28, 2022

DICE THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except unit and share amounts)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,826	$59,687
Marketable securities	203,495	—
Unbilled receivable	2,000	2,000
Restricted cash, current	150	—
Prepaid expenses and other current assets	2,440	364
Total current assets	323,911	62,051
Property and equipment, net	1,645	1,656
Restricted cash	198	149
Other assets	—	5
TOTAL ASSETS	$325,754	$63,861
LIABILITIES, CONVERTIBLE PREFERRED UNITS, AND STOCKHOLDERS EQUITY/MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,710	$5,086
Accrued expenses and other liabilities	8,691	2,981
Capital lease obligations, current portion	—	98
Deferred revenue, current portion	—	1,125
Term loan, current portion	480	—
Total current liabilities	10,881	9,290
Deferred rent, noncurrent portion	8	28
Term loan, noncurrent	1,916	—
Warrant liability	—	314
TOTAL LIABILITIES	12,805	9,632
Commitments and Contingencies (Note 6)
Convertible preferred units; no par value; no units and 61,498,146 units authorized as of December 31, 2021 and 2020, respectively; no units and 12,690,540 units issued and outstanding as of December 31, 2021 and 2020, respectively	—	107,374
STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT):
Preferred stock; $0.0001 par value; 10,000,000 shares and no shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding	—	—
Common units, no par value; no units and 89,000,000 units authorized as of December 31, 2021 and 2020, respectively; no units and 2,248,687 units issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares and no shares authorized as of December 31, 2021 and 2020, respectively; 38,224,299 shares and no shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	—
Additional paid-in capital	416,710	1,603
Accumulated deficit	(103,707)	(54,748)
Accumulated other comprehensive loss	(58)	—
TOTAL STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)	312,949	(53,145)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED UNITS, AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)	$325,754	$63,861

See accompanying notes.

DICE THERAPEUTICS, INC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Collaboration revenue	$1,125	$863
Operating expenses:
Research and development	36,506	19,580
General and administrative	12,222	5,004
Total operating expenses	48,728	24,584
Loss from operations	(47,603)	(23,721)
Other income (expense):
Interest and other income, net	136	139
Interest expense	(174)	(13)
Change in fair value of warrant liability	(1,318)	(144)
Net loss	$(48,959)	$(23,739)
Other comprehensive loss:
Unrealized loss on marketable securities	(58)	(8)
Comprehensive loss	$(49,017)	$(23,747)
Net loss per share, basic and diluted	$(3.95)	$(10.56)
Weighted-average shares used in computing net loss per share, basic and diluted	12,384,015	2,248,687

See accompanying notes.

DICE THERAPEUTICS, INC

Consolidated Statements of Convertible Preferred Units and Stockholders’ Equity/Members’ (Deficit)

(In thousands, except member unit data and share amounts)

	Convertible Preferred Units		Common Units		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’ equity/ members’
	Units	Amount	Units	Amount	Shares	Amount	capital	deficit	income (loss)	(deficit)
Balances as of December 31, 2019	7,450,911	$55,692	2,248,687	$—	—	$—	$1,378	$(31,009)	$8	$(29,623)
Issuance of Series C convertible preferred units, net of issuance costs of $2,666	5,239,629	51,682	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	556	—	—	556
Tax distributions	—	—	—	—	—	—	(331)	—	—	(331)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	—	—	(23,739)	—	(23,739)
Balances as of December 31, 2020	12,690,540	107,374	2,248,687	—	—	—	1,603	(54,748)	—	(53,145)
Issuance of Series C convertible preferred units, net of issuance costs of $1,132	2,619,994	26,044	—	—	—	—	—	—	—	—
Issuance of Series C-1 convertible preferred units, net of issuance costs of $319	4,446,056	59,705	—	—	—	—	—	—	—	—
Conversion of convertible preferred, common and profit interest units to common stock	(19,756,590)	(193,123)	(2,248,687)	—	24,366,797	2	193,121	—	—	193,123
Conversion of preferred unit warrants to common stock warrants	—	—	—	—	—	—	535	—	—	535
Issuance of common stock in connection with initial public offering, net of issuance costs of $19,864	—	—	—	—	13,800,000	2	214,706	—	—	214,708
Net exercise of common stock warrants	—	—	—	—	64,648	—	1,224	—	—	1,224
Settlement of fractional shares resulting from reverse stock split	—	—	—	—	(30)	—	—	—	—	—
Cancellation of unvested common stock	—	—	—	—	(7,116)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,581	—	—	5,581
Tax distributions	—	—	—	—	—	—	(60)	—	—	(60)
Other comprehensive loss	—	—	—	—	—	—	—	—	(58)	(58)
Net loss	—	—	—	—	—	—	—	(48,959)	—	(48,959)
Balances as of December 31, 2021	—	—	—	$—	38,224,299	$4	$416,710	$(103,707)	$(58)	$312,949

See accompanying notes.

DICE THERAPEUTICS, INC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,959)	$(23,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	661	697
Share-based compensation	5,581	556
Change in fair value of warrant liability	1,318	144
Net accretion and amortization in marketable securities	353	—
Amortization of debt issuance costs	107	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,077)	102
Accounts payable	(772)	1,411
Accrued expenses and other liabilities	5,637	988
Deferred revenue	(1,125)	(863)
Deferred rent	(21)	18
Other assets	5	7
Net cash used in operating activities	(39,292)	(20,679)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(718)	(148)
Purchase of marketable securities	(218,471)	(3,649)
Proceeds from maturity of marketable securities	14,565	17,400
Proceeds from sale of marketable securities	—	4,400
Net cash (used in) provided by investing activities	(204,624)	18,003
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions, and offering costs	214,707	—
Proceeds from issuance of convertible preferred units, net of issuance costs	83,275	54,348
Proceeds from debt financing, net of debt issuance costs	2,416	—
Payments for tax distributions	(45)	(331)
Payments on capital lease obligations	(99)	(122)
Net cash provided by financing activities	300,254	53,895
Net increase in cash, cash equivalents and restricted cash	56,338	51,219
Cash, cash equivalents and restricted cash at beginning of period	59,836	8,617
Cash, cash equivalents and restricted cash at end of period	$116,174	$59,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on term loan	$(81)	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions included in accounts payable and accrued liabilities	$209	$278
Issuance costs for convertible preferred units included in accounts payable and accrued liabilities	$192	$2,666

See accompanying notes.

DICE THERAPEUTICS, INC

Notes to Consolidated Financial Statements

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

Reverse Stock Split

On September 2, 2021, DiCE LLC Board approved a reverse split of the Company’s units at a 1-for- 4 ratio (the “Reverse Stock Split”). The Reverse Stock Split became effective on September 8, 2021. All issued and outstanding common units, convertible preferred units, profits interest units, common unit warrants, convertible preferred unit warrants, and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on public and private equity to fund its operations. As of December 31, 2021, the Company had an accumulated deficit of $103.7 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability, and until then, the Company will need to continue to raise additional capital. As of December 31, 2021, the Company had cash, cash equivalents, and marketable securities of $319.3 million. Based on the current plan, the Company believes that its cash, cash equivalents, and marketable securities as of December 31, 2021 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of these consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company evaluates its estimates, including those related to revenue recognition, the fair value of convertible preferred stock warrants, income taxes uncertainties, share-based compensation, including the fair value of common stock, and related assumptions on an ongoing basis using historical experience and other factors, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Concentration of Credit Risk

Cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. Cash and cash equivalents are deposited in checking and sweep accounts at a financial institution. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company invests in money market funds, treasury bills and notes, government bonds, commercial paper, and corporate notes. The Company limits its credit risk associated with cash equivalents and marketable securities by placing them with banks and institutions it believes are credit-worthy and in highly rated investments.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash and cash equivalents. Cash equivalents include marketable securities having an original maturity of three months or less at the time of purchase.

Restricted cash consists of funds in a money market account that serves as collateral for lease agreements.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$115,826	$59,687
Restricted cash	348	149
Total cash, cash equivalents, and restricted cash	$116,174	$59,836

Marketable Securities

Investments are classified as available-for-sale securities, and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and the cost of securities sold is determined using the specific-identification method.

Fair Value of Financial Instruments

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

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

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

The carrying amounts reflected in the consolidated balance sheets for cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repairs are charged to the consolidated statements of operations as incurred.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset or asset group to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the projected discounted future net cash flows arising from the asset. The Company has not identified any such impairment losses to date.

Warrant Liabilities

The Company accounts for its freestanding warrants on its convertible preferred stock and warrants on its common stock as liabilities at fair value. The convertible preferred stock warrants are classified as liabilities because the underlying convertible preferred stocks are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The common stock warrants are classified as liabilities because the terms of the warrants provide for certain adjustments to the exercise price that do not meet the criteria for equity classification. The warrants are recorded at fair value upon issuance and re-measured at each reporting period, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations. The warrants are remeasured to fair value until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer considered liability instruments. Upon the closing of the IPO in September 2021, the convertible preferred stock warrants were converted into warrants to purchase common stock and the related warrant liabilities were reclassified to additional paid-in capital, a component of stockholders’ equity. All of the outstanding common stock warrants were net exercised in September 2021. Consequently, there are no warrants outstanding as of December 31, 2021.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive to in exchange for those goods or services. To determine revenue recognition for customer contracts, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into collaboration agreements under which it may obtain upfront license fees, research and development funding, and development, regulatory and commercial milestone payments and royalty payments. The Company’s performance obligations under these arrangements may include licenses of intellectual property, and research and development services.

In the collaboration agreements, the Company has a performance obligation to perform research and development services to identify compounds as therapeutic candidates against identified targets. The revenue is recognized as the research and development services are being performed and the results of the research and development services are provided to the customer. The customers have options to elect commercial licenses of intellectual property. As the customer options are not considered to be a material right, customer options are accounted for as separate contracts if and when they are exercised by the customer.

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

Research and Development Expenses and Accrued Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of new product development. Research and development costs include salaries and benefits, consultants’ fees, process development costs, share-based compensation, laboratory supplies, preparation of regulatory submission expenses, and allocated facilities related expenses as well as fees paid to third parties that conduct certain preclinical research and development activities on the Company’s behalf.

A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers. Such activities include preclinical studies, clinical trials and other research services. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in research and development expenses. These costs are accrued based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods.

Share-Based Compensation

The Company maintains a share-based compensation plan as a long-term incentive for employees, consultants and directors of the Company.

Share-based compensation is measured at the date of grant, based on the estimated fair value of the award, and recognized as an expense over the employee’s requisite service period (usually the vesting period) on a straight-line basis. The Company estimates the grant date fair value of the stock options, and the resulting share-based compensation, using the Black-Scholes option pricing model. The Company accounts for forfeitures as they occur.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of each profit interest unit and stock option that requires judgment. Changes in these variables and assumptions can materially affect the resulting estimates of fair value. These variables and assumptions include the per unit fair value of the underlying common units, exercise price, expected term, risk-free interest rate, expected dividend rate, and the expected unit and stock price volatility over the expected term as follows:

Fair Value of Common Units— For all periods prior to the IPO in September 2021, the grant-date fair market value of common units underlying unit options were determined by the Company’s Board of Managers with assistance of third-party valuation specialists. Because there had been no public market for the Company’s common units, the Board of Managers exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included important developments in the Company’s operations, the prices at which the Company sold units of its convertible preferred units, the rights, preferences and privileges of the Company’s convertible preferred units relative to those of the Company’s common units, actual operating results, financial performance, external market conditions in the life sciences industry, general U.S. market conditions, equity market conditions of comparable public companies, and the lack of marketability of the Company’s common units.

Fair Value of Common Stock— After the completion of the IPO, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of grant on the Nasdaq Global Market.

Expected Term—The expected term represents the period that share-based awards are expected to be outstanding. Prior to the IPO, the Company’s profit interest units did not have a contractual term. However, there was a constructive maturity of the profit interest units based on the expected exit or liquidity scenarios for the Company. After the completion of the IPO, the Company’s historical stock option exercise information is limited due to a lack of sufficient data points, and does not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility—Prior to the IPO, the Company had limited information on the volatility of profit interest units as the units were not actively traded on any public markets. The expected volatility was derived from the historical unit volatilities of comparable peer public companies within its industry. After the completion of the IPO, because the Company does not have sufficient trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life science companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available and to align with the expected term.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date with maturities approximately equal to the expected term.

Expected Dividend Rate—The expected dividend rate is zero.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in accumulated other comprehensive income (loss) on the Company’s marketable securities related to unrealized gains and losses.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.

Segments

The Company has a single operating segment. The Company’s chief decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources, making operating decisions, and evaluating performance.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The standard will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public entities, this standard is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, this standard will become effective for the Company on January 1, 2022. Upon the adoption of this standard, the Company expects to recognize a right-of-use asset and lease liability on the consolidated balance sheets but does not expect the adoption to have a material impact on its consolidated statements of operations.

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

3. Fair Value Measurements

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$115,410	$—	$—	$115,410
US treasuries	24,053	—	—	24,053
Government treasury and agency securities	—	7,600	—	7,600
Corporate securities and commercial paper	—	171,842	—	171,842
Total assets	$139,463	$179,442	$—	$318,905

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$5,508	$—	$—	$5,508
Liabilities:
Convertible preferred unit warrant liability	$—	$—	$314	$314

The fair value and amortized cost of investments in marketable securities by major security type are as follows:

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(In thousands)
Assets:
Money market funds	$115,410	$—	$—	$115,410
US treasuries	24,056	1	(4)	24,053
Government treasury and agency securities	7,606	—	(6)	7,600
Corporate securities and commercial paper	171,891	3	(52)	171,842
Total financial assets	$318,963	$4	$(62)	$318,905

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(In thousands)
Assets:
Money market funds	$5,508	$—	$—	$5,508

As of December 31, 2021, the fair value of the Company’s marketable securities, by maturity date, were as follows:

(In thousands)
2022	$132,436
2023	63,934
2024	—
2025	7,125
Total	$203,495

During the years ended December 31, 2021 and 2020, there have been no significant realized gains or losses on available-for-sale investments, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these securities.

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

The following table presents the changes in fair values of the Company’s convertible preferred stock warrants and common stock warrants, classified as level 3 financial liabilities:

	Year Ended December 31,
	2021	2020
	(In thousands)
Beginning balance	$314	$170
Fair value of warrants issued in connection with debt financing	127	—
Change in fair value	1,318	144
Conversion of convertible preferred stock warrants to common stock warrants upon the closing of the IPO	(535)	—
Reclassification of fair value of warrants to equity upon the net exercise of warrants	(1,224)	—
Ending balance	$—	$314

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

4. Collaboration Revenue

2015 Sanofi Collaboration Agreement

In December 2015, the Company entered into a license and collaboration agreement (the Sanofi Agreement) with Aventis, Inc. (Sanofi), which was amended and restated in August 2017 (as amended, the 2015 Collaboration Agreement). Under the Sanofi Agreement, the Company agreed to provide research services on identified targets and to grant Sanofi an exclusive option to license to develop and commercialize (as applicable), certain compounds into products within the time frames specified therein. In particular, the Company agreed to identify, in two or more screening libraries, compounds that bind to seven agreed upon immuno-oncology targets and to generate collaboration compounds for use by Sanofi to develop and commercialize collaboration products.

Upon signing the Sanofi Agreement in December 2015, Sanofi paid the Company an initial fee of $8.0 million for target exclusivity rights and an additional $1.0 million annual technology access and development fee. In December 2016, Sanofi paid the Company an additional $9.0 million fee for the same services.

At the date of the 2017 amendment to the Sanofi Agreement, the Company had remaining unrecognized revenue of $3.0 million from the Agreement to be recognized over the remaining term (August 2017 through December 2020) when research services were being provided. For the year ended December 31, 2021, no revenue was recognized related to the Sanofi Agreement, as amended, since the research services were completed in December 2020. For the year ended December 31, 2020, revenue of $0.9 million was recognized related to the Sanofi Agreement, as amended.

The performance obligation under the Sanofi Agreement, as amended, consisted of research services to create libraries with active compounds for assigned collaboration targets that can be developed into a drug for commercial use. In addition to the ongoing research services, the arrangement included several customer options.

Under the Sanofi Agreement, the Company earned Sum of the Evidence (SOE) points depending on the milestone achieved and Sanofi’s elections. In connection with this right, the Company recognized $2.0 million in revenue in 2018, when SOE points were earned. The services provided by the Company under the Sanofi Agreement were completed in December 2020 and there was no remaining deferred revenue as of December 31, 2021 and 2020.

In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement effective as of July 2022, or such earlier date as agreed by the respective parties. As a result, the Company will regain worldwide rights to the previously partnered oral immuno-oncology program.

2017 Genentech Collaboration Agreement

In November 2017, the Company entered into a collaboration agreement (the Genentech Agreement) with Genentech, Inc. (Genentech). Under the 2017 Collaboration Agreement, the Company was entitled to receive a one-time target access fee for each of the collaboration targets designated. The research collaboration with respect to each collaboration target has a two-year term that commences upon the Company’s initiation of certain research activities, unless terminated earlier under the terms of the Collaboration Agreement. On a per collaboration target basis, the Company is also eligible to receive preclinical, clinical, regulatory, and commercial milestone payments, as well as tiered low-single-digit royalties.

Upon execution of the Genentech Agreement, Genentech designated certain collaboration targets and paid the Company a $4.5 million target access fee. In 2018, Genentech paid the Company an additional $1.5 million in target access fees. The Company’s performance obligation under the collaboration consists of research services. The revenue related to the performance obligation is recognized when the research services are completed and delivered to Genentech. In addition, the arrangement includes several customer options which will be accounted for as separate contracts if and when elected by Genentech.

The Company initiated research activities on the active collaboration targets in March 2018 and submitted five milestone packages for Genentech to review in 2019. The Company recognized collaboration revenue upon the completion of the milestone packages and research services. In June 2021, the Genentech Agreement was terminated and the Company recognized the remaining $1.1 million of deferred revenue as collaboration revenue for the year ended December 31, 2021. No revenue was recognized for the year ended December 31, 2020. As of December 31, 2021 and 2020, the deferred revenue balance related to the Genentech Agreement was $0 and $1.1 million, respectively.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(In thousands)
Machinery and equipment	$4,139	$3,848
Leasehold improvements	103	199
Computer equipment	73	103
Furniture and fixtures	199	73
Construction-in-progress	358	—
Total property and equipment, gross	4,872	4,223
Less accumulated depreciation and amortization	(3,227)	(2,567)
Total property and equipment, net	$1,645	$1,656

The net book value of property and equipment under capital leases was $0 and $0.3 million as of December 31, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued research and development	$4,023	$850
Accrued bonus	1,957	1,080
Accrued clinical trial costs	1,672	—
Accrued general and administrative	756	922
Other accrued expenses and liabilities	283	129
Total accrued expenses and other current liabilities	$8,691	$2,981

6. Commitments and Contingencies

Leases

The Company leases its headquarters with its main offices and laboratory facilities in South San Francisco under a sublease agreement that ends in April 2022. Rent expense is recognized on a straight-line basis over the term of the operating lease. Any difference between cash payments and rent expense is recorded as deferred rent.

In June 2021, the Company entered into a lease agreement for space in South San Francisco, California. The lease has an initial term of seven years, beginning on the lease commencement date, with an option to extend the lease for an additional period of five years. The target lease commencement date is in March 2022. Under the terms of the lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $0.2 million, commencing on the effective date of the agreement until the expiration of the lease. The deposit related to the letter of credit is included within the restricted cash on the consolidated balance sheet.

The following are minimum future rental payments owed under the Company’s operating leases as of December 31, 2021:

(In thousands)
2022	$2,425
2023	2,665
2024	2,738
2025	2,814
2026	2,891
Thereafter	6,792
Total	$20,325

Rent expense for the years ended December 31, 2021 and 2020 was $1.4 million and $1.5 million, respectively.

In 2018, the Company entered into a capital lease arrangement to finance the purchase of equipment. This capital lease arrangement expired in September 2021 and the outstanding amounts under the agreements were secured by liens on the related equipment. There are no remaining payments due as of December 31, 2021.

7. Debt Obligation

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

The SVB Term Loan calls for a final payment equal to 5.75% of the aggregate principal amount borrowed, due upon the earlier of maturity, prepayment or acceleration of the principal due to an event of default. Such final payment will be recorded as a debt discount and is being accreted to interest expense over the term of the loan using the effective interest method. The Company may, at its option, prepay the SVB Term Loan in full at any time prior to maturity, subject to a prepayment fee ranging between 1% and 2% of the outstanding principal amount of the SVB Term Loan. The prepayment fee would also be due and payable in the event of an acceleration of the principal amount of the loan due to an event of default. The SVB Term Loan is secured by substantially all of the Company’s assets, subject to certain exceptions. The SVB Loan and Security Agreement contains customary representations, warranties, and affirmative covenants and also contains certain restrictive covenants. The Company is in compliance with the SVB Loan and Security Agreement financial and nonfinancial covenants as of December 31, 2021.

The SVB Term Loan includes a compound embedded derivate related to the prepayment and interest upon the event of default features. The compound embedded derivative was determined to be not material to the consolidated financial statements.

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

In connection with the SVB Term Loan, the Company recognized interest expense of $0.2 million for the year ended December 31, 2021.

A schedule of the Company’s future debt payments as of December 31, 2021 is as follows:

(In thousands)
2022	$468
2023	938
2024	938
2025	300
Thereafter	—
Total principal debt payments	2,644
Less: debt discount	(248)
Total debt	$2,396

8. Convertible Preferred Units and Stockholders’ Equity/Members’ Deficit

Convertible Preferred Units

The following table summarizes the authorized, issued and outstanding convertible preferred units of the Company:

	December 31, 2020
	Units Authorized	Units Issued and Outstanding	Issuance Price Per Unit	Net Proceeds	Aggregate Liquidation Preference
	(In thousands, except unit and per unit data)
Series A-1	3,500,000	875,000	$4.00	$3,500	$3,500
Series A-2	2,809,731	702,433	6.33	4,385	4,444
Series B	23,749,923	5,873,478	8.64	47,807	50,768
Series C	31,438,492	5,239,629	10.37	51,682	54,348
Total convertible preferred units	61,498,146	12,690,540		$107,374	$113,060

In December 2020, the Company entered into the Series C Convertible Preferred Unit Purchase Agreement (Series C Agreement) for the issuance of up to 7,859,623 Series C Convertible Preferred Units at a price of $10.37 per unit. In the same month, the Company issued 5,239,629 Series C Convertible Preferred Units at a price of $10.37 per unit for net proceeds of $51.7 million (net of $2.7 million in issuance costs). In July 2021, the Company issued and sold the remaining 2,619,985 shares of Series C Convertible Preferred Units at a price of $10.37 per share for net proceeds of $26.0 million, net of $1.1 million in issuance costs.

In August 2021, the Company issued and sold an aggregate of 4,446,050 shares of Series C-1 Convertible Preferred Units at a price of $13.50 per share for net proceeds of $59.7 million, net of $0.3 million in issuance costs.

In September 2021, the Company completed the Conversion in which all outstanding convertible preferred units were converted into an equal number of shares of convertible preferred stock. Immediately prior to the closing of the IPO (See Note 1), all of the then-outstanding shares of convertible preferred stock converted into 19,756,590 shares of common stock.

Common stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2021, no dividends had been declared by the Board of Directors.

9. Warrants

Convertible Preferred Stock Warrants

On the closing of the IPO, the 64,003 aggregate outstanding convertible preferred stock warrants converted into 64,003 common stock warrants with an exercise price of $8.64 per share, which resulted in the reclassification of the convertible preferred stock warrant liability of $0.5 million to additional paid-in capital. In September 2021, all of these common stock warrants were net exercised into 31,460 shares of common stock.

Common Stock Warrants

In September 2021, common stock warrants to purchase 38,058 shares of the Company’s stock were net exercised into 33,188 shares of common stock, which resulted in the reclassification of the common stock warrant liability of $1.2 million to additional paid-in capital.

10. Share-Based Compensation

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

The following table summarizes the PI Units activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2019	1,294,435	$1.73
Granted	552,557	2.56
Cancelled/Forfeited	(22,657)	2.35
Balance as of December 31, 2020	1,824,335	1.97
Granted	1,385,782	5.03
Cancelled/Forfeited	(47,227)	2.63
Converted to vested and unvested common stock	(3,162,890)	3.29
Balance as of December 31, 2021	—	$—

Immediately prior to consummation of the IPO, all of the outstanding profit interest units were converted into 2,361,520 shares of common stock, of which 1,141,403 were subject to certain vesting conditions. The following table provides a summary of the unvested common stock activity for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2020	—	$—
Conversion of profit interest units	1,141,403	$6.62
Vested	(105,898)	$4.29
Forfeited	(7,116)	$3.11
Balance as of December 31, 2021	1,028,389	$6.76

Determination of Fair Value of Profit Interest Units

The estimated grant-date fair value of all the Company’s PI Units was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2021	2020
Expected term (in years)	5.5 – 6.1	6.1
Expected volatility	75%	80%
Risk-free interest rate	0.74 – 1.10%	0.4 – 1.7%
Expected dividend rate	0%	0%

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

The number of shares of common stock reserved for issuance under the 2021 Plan automatically increase on the first day of January, commencing on January 1, 2022 and through 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. In addition, any awards subject to the 2014 Plan which are forfeited or repurchased by the Company after the effective date of the 2021 Plan are added to the 2021 Plan reserve. Awards granted under the 2021 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2021, there were 4,715,520 shares available for issuance under the 2021 Plan.

Stock option activity under the 2021 Plan was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	—	$—	—	$—
Stock options granted	1,481,726	17.57
Stock options cancelled	(7,914)	17.00
Balances as of December 31, 2021	1,473,812	17.57	9.71	11,711
Options vested and exercisable as of December 31, 2021	300,701	17.00	9.70	2,499

The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the year ended December 31, 2021 was $11.01 per share.

The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2021	2020
Expected term (in years)	5.0 - 6.7	—
Expected volatility	72% - 73%	—
Risk-free interest rate	0.79% - 1.34%	—
Dividend yield	0%	—

Share-based Compensation

The Company recognized share-based compensation as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Research and development expenses	$2,625	$381
General and administrative expenses	2,956	175
Total share-based compensation	$5,581	$556

As of December 31, 2021, there was a total of $19.2 million of unrecognized compensation costs related to stock options and restricted stock awards that is expected to be recognized over a weighted-average period of approximately 3.2 years. The Company did not recognize incremental share-based compensation expense related to the conversion of the profit interest units to unvested common stock in accordance with the Conversion, as such exchange was at fair value.

11. Employee Benefit Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the Code) covering substantially all U.S. employees of DICE Therapeutics, Inc. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2021 and 2020, the Company did not make any contributions to the plan.

12. Income Taxes

The company has not recognized any current or deferred tax expense for the years ended December 31, 2021 and 2020.

The Company has incurred net operating losses for all periods since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate:

	Year Ended December 31,
	2021	2020
Statutory rate	21.0%	21.0%
State tax	(3.9)%	8.8%
Tax credits	1.2%	2.5%
Change in valuation allowance	(17.0)%	(32.5)%
Other	(0.4)%	0.2%
Stock compensation	(0.9)%	—
Effective income tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the deferred tax assets and liabilities for the periods presented:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,482	$4,276
Intangible assets	5,711	8,155
Tax credit carryforwards	2,276	1,407
Stock compensation	505	—
Accrual and other	455	648
Total deferred tax assets	22,429	14,486
Deferred tax liabilities:
Property and equipment	(90)	(160)
Total deferred tax liabilities	(90)	(160)
Valuation allowance	(22,339)	(14,326)
Net deferred taxes	$—	$—

The tax benefits of net operating losses, temporary differences and credit carryforwards are recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $8.0 million and $7.5 million during the years ended December 31, 2021 and 2020, respectively.

The Company had pre-tax net operating losses and tax credit carryforwards as of December 31, 2021 as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$59,000	Do not expire
Net operating losses, state	15,631	2038-2041
Tax credits, federal	1,929	2038-2041
Tax credits, state	1,398	N/A

The ability of the Company to utilize net operating losses and credit carryforwards to reduce future domestic taxable income and domestic income tax is subject to various limitations under the Internal Revenue Code (Code). Internal Revenue Code Section 382 places a limitation (Section 382 Limitation) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
	(In thousands)
Balance, beginning of year	$515	$180
Additions based on tax positions related to current year	317	229
Additions for tax positions of prior years	—	106
Balance, end of year	$832	$515

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. Through December 31, 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months. The Company files income tax returns in the U.S. and California and is subject to examination by U.S. federal and state tax authorities for all years since inception due to the carry forward of unutilized net operating losses and research development credits.

13. Net Loss Per Share

The following outstanding shares were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Convertible preferred units	—	12,690,540
Profit interest units	—	1,824,335
Warrants to purchase common units and convertible preferred units, as converted	—	64,003
Restricted stock subject to future vesting	1,028,389	—
Stock options to purchase common stock	1,473,812	—
Total	2,502,201	14,578,878

14. Related Party Transactions

During the year ended December 31, 2021, the Company received proceeds of $0.1 million from the issuance of common stock to a member of the Company’s Board of Directors, a related party, as part of the Company’s IPO.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-40794	3.1	November 12, 2021

3.2	Restated Bylaws.	10-Q	001-40794	3.2	November 12, 2021

4.1	Form of Registrant’s common stock certificate.	S-1	333-259061	4.1	August 25, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated August 20, 2021, by and among the Registrant and certain of its stockholders.	S-1/A	333-259061	4.2	August 27, 2021

4.3	Description of Securities Registered Under Section 12 of the Exchange Act.					X

10.1	Form of Indemnity Agreement.	S-1	333-259061	10.1	August 25, 2021

10.2*	2014 Equity Incentive Plan and forms of award agreements.	S-1	333-259061	10.2	August 25, 2021

10.3*	2021 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	333-259061	10.3	September 9, 2021

10.4*	2021 Employee Stock Purchase Plan and forms of award agreements thereunder.	S-1/A	333-259061	10.4	September 9, 2021

10.5	Sublease, dated March 1, 2019, by and between Insitro, Inc. and the Registrant.	S-1	333-259061	10.5	August 25, 2021

10.6	Sublease Commencement Agreement, dated August 29, 2019, by and between Insitro, Inc. and the Registrant.	S-1	333-259061	10.6	August 25, 2021

10.7	First Amendment to Sublease, dated June 18, 2021, by and between Insitro, Inc. and the Registrant.	S-1	333-259061	10.7	August 25, 2021

10.8	Lease Agreement, dated June 25, 2021, by and between ARE-EAST JAMIE COURT, LLC and the Registrant.	S-1	333-259061	10.8	August 25, 2021

10.9	Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of April 13, 2021.	S-1	333-259061	10.10	August 25, 2021

10.10*	Offer Letter, dated September 7, 2021, by and between the Registrant and J. Kevin Judice, Ph.D.	S-1/A	333-259061	10.11	September 9, 2021

10.11*	Offer Letter, dated September 7, 2021, by and between the Registrant and John Jacobsen, Ph.D.	S-1/A	333-259061	10.12	September 9, 2021

10.12*	Offer Letter, dated September 7, 2021, by and between the Registrant and Scott Robertson.	S-1/A	333-259061	10.13	September 9, 2021

10.13*	Form of Change in Control and Severance Agreement.	S-1/A	333-259061	10.14	September 9, 2021

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

*	Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
‡

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICE Therapeutics, Inc.

Date: March 28, 2022	By:	/s/ J.Kevin Judice, Ph.D.
J. Kevin Judice, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2022	By:	/s/ Scott Robertson
Scott Robertson
Chief Business and Financial Officer (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints J. Kevin Judice, Ph.D. and Scott Robertson, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Kevin Judice, Ph.D.	Chief Executive Officer and Director
J. Kevin Judice, Ph.D.	(principal executive officer)	March 28, 2022

/s/ Scott Robertson	Chief Business and Financial Officer
Scott Robertson	(principal financial and accounting officer)	March 28, 2022

/s/ Richard Scheller, Ph.D.	Chair and Director
Richard Scheller, Ph.D.		March 28, 2022

/s/ Shaan C. Gandhi, M.D., D. Phil	Director
Shaan C. Gandhi, M.D., D. Phil.		March 28, 2022

/s/ Jim Scopa	Director
Jim Scopa		March 28, 2022

/s/ Jake Simson, Ph.D.	Director
Jake Simson, Ph.D.		March 28, 2022

/s/ Sharon Tetlow	Director
Sharon Tetlow.		March 28, 2022

/s/ Stephen Zachary, Ph.D.	Director
Stephen Zachary, Ph.D.		March 28, 2022