Form 10-Q
period 2022-03-31
DICE Therapeutics, Inc.
filed 2022-05-12
CIK 1645569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40794

DICE THERAPEUTICS, INC.

Delaware	47-2286244
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 East Jamie Court, Suite 300 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 566-1420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DICE	The Nasdaq Stock Market LLC

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

As of May 6, 2022, the registrant had 38,229,275 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements made in this filing relate only to events or information as of the date on which the statements are made in this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations, except as required by law. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

DICE THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,668	$115,826
Marketable securities	249,563	203,495
Unbilled receivable	2,000	2,000
Restricted cash, current	150	150
Prepaid expenses and other current assets	1,615	2,440
Total current assets	306,996	323,911
Property and equipment, net	3,088	1,645
Restricted cash	198	198
Operating lease right-of-use assets	14,327	—
TOTAL ASSETS	$324,609	$325,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,753	$1,710
Accrued expenses and other current liabilities	8,154	8,691
Operating lease liabilities, current portion	1,173	—
Term loan, current portion	714	480
Total current liabilities	14,794	10,881
Operating lease liabilities, noncurrent	12,936	—
Other noncurrent liabilities	—	8
Term loan, noncurrent	1,710	1,916
TOTAL LIABILITIES	29,440	12,805
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 38,229,275 and 38,224,299 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	418,603	416,710
Accumulated deficit	(122,298)	(103,707)
Accumulated other comprehensive loss	(1,140)	(58)
TOTAL STOCKHOLDERS’ EQUITY	295,169	312,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$324,609	$325,754

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$13,410	$6,621
General and administrative	5,448	1,465
Total operating expenses	18,858	8,086
Loss from operations	(18,858)	(8,086)
Other income (expense):
Interest and other income, net	327	14
Interest expense	(60)	(2)
Change in fair value of warrant liability	—	8
Net loss	(18,591)	(8,066)
Other comprehensive loss:
Unrealized loss on marketable securities	(1,082)	(7)
Comprehensive loss	$(19,673)	$(8,073)
Net loss per share, basic and diluted	$(0.50)	$(3.59)
Weighted-average shares used in computing net loss per share, basic and diluted	37,261,685	2,248,687

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Units and Stockholders’ Equity/Members’ Deficit

(Unaudited)

(In thousands, except member unit data and share amounts)

	Convertible Preferred Units		Common Units		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Units	Cost	Units	Cost	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	—	$—	—	$—	38,224,299	$4	$416,710	$(103,707)	$(58)	$312,949
Issuance of common stock upon exercise of stock options	—	—	—	—	4,976	—	84	—	—	84
Stock-based compensation	—	—	—	—	—	—	1,809	—	—	1,809
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,082)	(1,082)
Net loss	—	—	—	—	—	—	—	(18,591)	—	(18,591)
Balances as of March 31, 2022	—	$—	—	$—	38,229,275	$4	$418,603	$(122,298)	$(1,140)	$295,169

	Convertible Preferred Units		Common Units		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Members’
	Units	Cost	Units	Cost	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances as of December 31, 2020	12,690,540	$107,374	2,248,687	$—	—	$—	$1,603	$(54,748)	$—	$(53,145)
Stock-based compensation	—	—	—	—	—	—	347	—	—	347
Other comprehensive loss	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(8,066)	—	(8,066)
Balances as of March 31, 2021	12,690,540	$107,374	2,248,687	$—	—	$—	$1,950	$(62,814)	$(7)	$(60,871)

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,591)	$(8,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	180
Stock-based compensation	1,809	347
Change in fair value of warrant liability	—	(8)
Gain on asset disposal	(22)	—
Amortization of operating lease right-of-use assets	368	—
Net accretion and amortization in marketable securities	351	—
Amortization of debt issuance costs	29	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	607	70
Accounts payable	3,054	(294)
Accrued expenses and other liabilities	(1,552)	(227)
Operating lease liabilities	(368)	—
Net cash used in operating activities	(14,164)	(7,998)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(385)	(365)
Purchases of marketable securities	(65,506)	(24,082)
Proceeds from maturities of marketable securities	18,005	—
Net cash used in investing activities	(47,886)	(24,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Series C issuance costs	(192)	(2,491)
Proceeds from stock option exercises	84	—
Payments on capital lease obligations	—	(32)
Net cash used in financing activities	(108)	(2,523)
Net decrease in cash, cash equivalents and restricted cash	(62,158)	(34,968)
Cash, cash equivalents and restricted cash at beginning of period	116,174	59,836
Cash, cash equivalents and restricted cash at end of period	$54,016	$24,868
SUPPLEMENTAL NON-CASH OPERATING INFORMATION:
Right-of-use assets obtained in exchange for lease liabilities	$14,477	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment additions included in accounts payable and accrued liabilities	$1,396	$—
Issuance costs for convertible preferred units included in accounts payable and accrued liabilities	$—	$141
Accrued tax distributions	$14	$1

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows
Cash and cash equivalents	$53,668	$24,719
Restricted cash	348	149
Total cash, cash equivalents and restricted cash	$54,016	$24,868

See accompanying notes.

DICE THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Description of Business

DICE Therapeutics, Inc. (“DICE”, or the “Company”), a successor to DiCE Molecules Holdings, LLC (“DiCE LLC”), is a Delaware Corporation headquartered in South San Francisco, California. DICE is a biopharmaceutical company leveraging its proprietary technology platform to build a pipeline of novel oral therapeutic candidates to treat chronic diseases in immunology and other therapeutic areas. The Company’s platform, DELSCAPE, is designed to discover selective oral small molecules with the potential to modulate protein-protein interactions (“PPIs”) as effectively as systemic biologics.

Reverse Stock Split

On September 2, 2021, the DiCE LLC Board approved a reverse split of the Company’s units at a 1-for-4 ratio (the “Reverse Stock Split”). The Reverse Stock Split became effective on September 8, 2021. All issued and outstanding common units, convertible preferred units, profits interest units, common unit warrants, convertible preferred unit warrants, and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on public and private equity to fund its operations. As of March 31, 2022, the Company had an accumulated deficit of $122.3 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability, and until then, the Company will need to continue to raise additional capital. As of March 31, 2022, the Company had cash, cash equivalents, and marketable securities of $303.2 million. Based on the current plan, the Company believes that its cash, cash equivalents, and marketable securities as of March 31, 2022 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of DICE Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company evaluates its estimates, including those related to revenue recognition, the fair value of convertible preferred stock warrants, income taxes uncertainties, stock-based compensation, including the fair value of common stock, lease assets and liabilities, clinical trial accruals, and related assumptions on an ongoing basis using historical experience and other factors, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all necessary adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2022, and its results of operations and comprehensive loss and changes in stockholders’ equity and members’ deficit for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three month period are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, as filed on March 28, 2022. The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”) on January 1, 2022 using the modified retrospective method. Under this method, financial statements for periods after the adoption date are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. Under ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and the current and noncurrent operating lease liabilities are included as operating lease liabilities in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease and any amounts probable of being owed under a residual value guarantee (if applicable). ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the expected lease term.

The Company excludes from its condensed consolidated balance sheet recognition of leases having a term of 12 months or less (short-term leases) and does not separate lease components and non-lease components for its real estate leases. The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and is recognized in rent expense when incurred.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates 2016-02, Leases (“ASU 2016-02”), with amendments issued in 2018 and 2019, which amended existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use (“ROU”) asset and corresponding lease liability, including leases previously accounted for as operating leases.

The Company adopted ASC 842 effective January 1, 2022. The Company elected the optional package of practical expedients to not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs qualify for capitalization on any existing leases. Upon adoption of ASC 842, on January 1, 2022, the Company recorded operating lease ROU assets of $0.5 million, operating lease liabilities of $0.5 million and derecognized the deferred rent liability of $8,000.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). This standard requires measurement and recognition of expected credit losses for financial assets. The FASB subsequently issued clarifications to this standard. This standard will become effective for the Company for fiscal years beginning after December 15, 2022. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

3.	Fair Value Measurements

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$53,239	$—	$—	$53,239
US treasuries	67,721	—	—	67,721
Government treasury and agency securities	—	6,020	—	6,020
Corporate securities and commercial paper	—	175,822	—	175,822
Total assets measured at fair value	$120,960	$181,842	$—	$302,802

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$115,410	$—	$—	$115,410
US treasuries	24,053	—	—	24,053
Government treasury and agency securities	—	7,600	—	7,600
Corporate securities and commercial paper	—	171,842	—	171,842
Total assets measured at fair value	$139,463	$179,442	$—	$318,905

The following table presents the changes in fair values of the Company’s convertible preferred stock warrants and common stock warrants, classified as level 3 financial liabilities (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$—	$314
Change in fair value	—	(8)
Reclassification of fair value of warrants to equity upon the net exercise of warrants	—	—
Ending balance	$—	$306

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
4.	Investments

The amortized cost, unrealized gain and loss, and fair value of the Company’s investments in marketable securities by major security type are as follows (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$53,239	$—	$—	$53,239
US treasuries	67,934	4	(217)	67,721
Government treasury and agency securities	6,044	—	(24)	6,020
Corporate securities and commercial paper	176,725	—	(903)	175,822
Total financial assets	$303,942	$4	$(1,144)	$302,802

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$115,410	$—	$—	$115,410
US treasuries	24,056	1	(4)	24,053
Government treasury and agency securities	7,606	—	(6)	7,600
Corporate securities and commercial paper	171,891	3	(52)	171,842
Total financial assets	$318,963	$4	$(62)	$318,905

As of March 31, 2022, the fair value of the Company’s marketable debt securities, by maturity date, were as follows (in thousands):

Amount
Due within one year	$204,757
Due in one to five years	44,806
Total marketable securities	$249,563

5.	Collaboration Revenue

2015 Sanofi Collaboration Agreement

In December 2015, the Company entered into a license and collaboration agreement (the “Sanofi Agreement”) with Aventis, Inc. (“Sanofi”), which was amended and restated in August 2017 (as amended, the “2015 Collaboration Agreement”). Under the Sanofi Agreement, the Company agreed to provide research services on identified targets and to grant Sanofi an exclusive option to license to develop and commercialize (as applicable), certain compounds into products within the time frames specified therein. In particular, the Company agreed to identify, in two or more screening libraries, compounds that bind to seven agreed upon immuno-oncology targets and to generate collaboration compounds for use by Sanofi to develop and commercialize collaboration products.

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

At the date of the 2017 amendment to the Sanofi Agreement, the Company had remaining unrecognized revenue of $3.0 million from the Agreement to be recognized over the remaining term (August 2017 through December 2020) when research services were being provided. For the three months ended March 31, 2022 and 2021, no revenue was recognized related to the Sanofi Agreement, as amended, since the research services were completed in December 2020.

The performance obligation under the Sanofi Agreement, as amended, consisted of research services to create libraries with active compounds for assigned collaboration targets that can be developed into a drug for commercial use. In addition to the ongoing research services, the arrangement included several customer options.

Under the Sanofi Agreement, the Company earned Sum of the Evidence (“SOE”) points depending on the milestone achieved and Sanofi’s elections. In connection with this right, the Company recognized $2.0 million in revenue in 2018, when SOE points were earned. The $2.0 million contract asset is recorded as an unbilled receivable in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The services provided by the Company under the Sanofi Agreement were completed in December 2020. There was no remaining deferred revenue as of March 31, 2022 and December 31, 2021.

In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement effective as of July 2022, or such earlier date as agreed by the respective parties. As a result, the Company will regain worldwide rights to the previously partnered oral immuno-oncology program.

2017 Genentech Collaboration Agreement

In November 2017, the Company entered into a collaboration agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”). Under the 2017 Collaboration Agreement, the Company was entitled to receive a one-time target access fee for each of the collaboration targets designated. The research collaboration with respect to each collaboration target has a two-year term that commences upon the Company’s initiation of certain research activities, unless terminated earlier under the terms of the Collaboration Agreement. On a per collaboration target basis, the Company is also eligible to receive preclinical, clinical, regulatory, and commercial milestone payments, as well as tiered low-single-digit royalties.

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

The Company initiated research activities on the active collaboration targets in March 2018 and submitted five milestone packages for Genentech to review in 2019. The Company recognized collaboration revenue upon the completion of the milestone packages and research services. In June 2021, the Genentech Agreement was terminated, and the Company recognized the remaining $1.1 million of deferred revenue as collaboration revenue for the year ended December 31, 2021. No revenue was recognized for the three-month periods ended March 31, 2022 and 2021.
6.	Leases

In June 2021, the Company entered into a lease agreement for a new office space in South San Francisco, California. The lease has an initial term of seven years, beginning on the lease commencement date of March 25, 2022, with an option to extend the lease for an additional period of five years. Under the terms of the lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $0.2 million, commencing on the effective date of the agreement until the expiration of the lease. The deposit related to the letter of credit is included within restricted cash in the condensed consolidated balance sheets.

The Company leased its former headquarters with its main offices and laboratory facilities in South San Francisco under a sublease agreement that ended in April 2022.

As of March 31, 2022, the Company had recorded an aggregate operating lease ROU asset of $14.3 million and an aggregate operating lease liability of $14.1 million in the accompanying unaudited condensed consolidated balance sheet. As of March 31,2022, the weighted-average remaining lease term was 7.0 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 10.0%.

As of March 31, 2022, the future minimum payments under operating lease liabilities were as follows (in thousands):

Amount
2022 (remaining nine months)	$1,862
2023	2,665
2024	2,738
2025	2,814
2026	2,891
Thereafter	6,792
Total undiscounted lease payments	19,762
Less: imputed interest	(5,653)
Total lease liabilities	14,109
Less: lease liabilities – current portion	1,173
Lease liabilities – noncurrent portion	$12,936

Operating lease cost for the three months ended March 31, 2022 was $0.4 million.

7.	Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, the common stock available for issuance under the 2021 Equity Incentive Plan automatically increased by 5% of the total number of shares of the Company’s capital stock outstanding on December 31, 2021, or 1,911,215 shares.

2021 Employee Stock Purchase Plan

In January 2022, the common stock available for issuance under the 2021 Employee Stock Purchase Plan automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2021, or 382,243 shares.

Stock-Based Compensation Expense

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$974	$163
General and administrative	835	184
Total stock-based compensation expense	$1,809	$347

8.	Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, less restricted stock subject to future vesting. Diluted net loss per share is the same as basic net loss per share for each period presented, as the effects of potentially dilutive securities are antidilutive given the net loss of the Company. The following outstanding shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because their effect would have been anti-dilutive:

	March 31,
	2022	2021
Convertible preferred units	—	12,690,540
Profit interest units	—	2,818,814
Warrants to purchase common units and convertible preferred units	—	64,003
Restricted stock subject to future vesting	923,116	—
Options to purchase common stock	1,931,836	—
Total	2,854,952	15,573,357

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021.

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

Overview

We are a biopharmaceutical company leveraging our proprietary technology platform to build a pipeline of novel oral therapeutic candidates to treat chronic diseases in immunology and other therapeutic areas. We are initially focused on developing oral therapeutics against well-validated targets in immunology, with the goal of achieving comparable potency to their systemic biologic counterparts, which have demonstrated the greatest therapeutic benefit to date in these disease areas. Our platform, which we refer to as DELSCAPE, is designed to discover selective oral small molecules with the potential to modulate protein-protein interactions (“PPIs”) as effectively as systemic biologics. We believe there is a significant unmet medical need for convenient oral therapies in chronic immunological diseases that offer the therapeutic benefits of systemic biologics.

Our lead therapeutic candidate, DC-806, is an oral antagonist of the pro-inflammatory signaling molecule, interleukin-17 (“IL-17”), which is a validated drug target implicated in a variety of immunology indications. There are two approved antibody therapeutics, COSENTYX (secukinumab), marketed by Novartis, and TALTZ (ixekizumab), marketed by Eli Lilly, but no oral therapies targeting this pathway. COSENTYX and TALTZ both are approved for the treatment of psoriasis, psoriatic arthritis, ankylosing spondylitis and nonradiographic axial spondyloarthritis, and collectively generated approximately $6.9 billion in worldwide sales in 2021. The Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”) approved our Clinical Trial Application (“CTA”) for DC-806 in September 2021 and we are currently conducting a Phase 1 clinical trial in healthy volunteers and psoriasis patients. The Phase 1 trial is designed to generate safety and pharmacokinetic data, as well as provide early clinical proof-of-concept in psoriasis patients. The trial is being conducted in three overlapping cohorts: Phase 1a (single ascending dose) and Phase 1b (multiple ascending dose) in healthy volunteers, and a proof-of-concept Phase 1c in psoriasis patients. Topline data for the Phase 1 study are expected in mid-2022.

We also are developing oral therapeutic candidates targeting α4ß7 integrin and αVß1/αVß6 integrin for the treatment of inflammatory bowel disease (“IBD”) and idiopathic pulmonary fibrosis (“IPF”), respectively. We plan to nominate therapeutic candidates for these programs by the end of 2022, in the case of α4ß7, and by the end of 2023, in the case of αVß1/αVß6. Additionally, we will regain worldwide rights by July 2022 to a previously partnered oral immuno-oncology program, small-molecule PD-L1 inhibitors discovered using our DELSCAPE platform. Leveraging DELSCAPE, we are also evaluating other novel and validated immunology targets, including interleukin-23 (“IL-23”), tumor necrosis factor α (“TNFα”), neonatal Fc receptor (“FcRn”), and thymic stromal lymphopoietin (“TSLP”), among other potential targets, with a view toward advancing one or more programs into clinical development.

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

On September 17, 2021, we closed our initial public offering (“IPO”) in which we sold an aggregate of 13,800,000 shares of common stock at a price to the public of $17.00 per share, which included 1,800,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $214.7 million, after deducting underwriting discounts and offering costs.

Our revenue to date has been generated solely from research collaborations and activities. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our therapeutic candidates. We have incurred net losses in each year since inception except for the year ended December 31, 2016 and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our therapeutic candidates. Our net losses were $18.6 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $122.3 million. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our research and development activities.

Business Impact of the COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. We have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business operations, and/or associated timelines. As we gradually return to work in accordance with state and local regulations, we maintain flexible work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. If negative developments relating to the pandemic worsen, we may be required to restrict on-site staff at our offices and laboratories again. With respect to the development of our IL-17 franchise, other research programs in our pipeline and certain aspects of our supply chain, we may experience disruption if our third-party suppliers and manufacturers pause their operations again in response to such negative developments and/or as a result of national and local regulations. In addition, we may experience potential disruption to enrollment and conduct of our current or anticipated future clinical trials due to the COVID-19 pandemic. We will continue to monitor the situation closely and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the full extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, in particular with our lead therapeutic candidate in clinical trials, remains uncertain and is subject to change.

Collaboration Agreements

Sanofi

In December 2015, we entered into a license and collaboration agreement with Sanofi, which was amended and restated in August 2017 (as amended, the “Sanofi Agreement”), under which we agreed to grant Sanofi an exclusive option to license to develop and commercialize (as applicable), certain compounds into products.

Upon the signing of the Sanofi Agreement in December 2015, Sanofi paid us an initial fee of $8.0 million for target exclusivity rights and an additional $1.0 million annual technology access and development fees. In December 2016, Sanofi paid us an additional $9.0 million fee for the same services. In connection with the right to earn Sum of Evidence (“SOE”) points under the Sanofi Agreement, we recognized $2.0 million in revenue in 2018, when SOE points were earned. The $2.0 million contract asset is recorded as an unbilled receivable as of March 31, 2022 and December 31, 2021.

In March 2022, Sanofi notified us that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement, effective July 2022 unless otherwise agreed by the parties. As a result, we will regain worldwide rights to the program. We do not expect to recognize any further revenue from this arrangement.

Genentech

In November 2017, we entered into a collaboration agreement (“Genentech Agreement”) with Genentech, Inc. In June 2021, the collaboration research program was terminated.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
Operating expenses:
Research and development	$13,410	$6,621	$6,789	103%
General and administrative	5,448	1,465	3,983	272%
Total operating expenses	18,858	8,086	10,772	133%
Loss from operations	(18,858)	(8,086)	(10,772)	133%
Other income (expense):
Interest and other income, net	327	14	313	*
Interest expense	(60)	(2)	(58)	*
Change in fair value of warrant liability	—	8	(8)	-100%
Net loss	$(18,591)	$(8,066)	$(10,525)	130%

*Not meaningful

Operating Expenses

Research and Development Expenses

Research and development expenses were $13.4 million for the three months ended March 31, 2022, compared to $6.6 million for the three months ended March 31, 2021. The increase of $6.8 million was primarily due to an increase of $4.2 million related to the advancement of our IL-17 franchise. Additionally, personnel-related expenses increased by $1.9 million due to an increase in headcount and stock-based compensation. The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		$
	2022	2021	Change
Direct costs:
IL-17	$7,822	$3,586	$4,236
Other programs	1,397	864	533
Indirect costs:
Personnel-related expenses (including stock- based compensation)	3,584	1,672	1,912
Facilities and other expenses	607	499	108
Total research and development expenses	$13,410	$6,621	$6,789

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended March 31, 2022, compared to $1.5 million for the three months ended March 31, 2021. The increase of $4.0 million was primarily due to a $1.5 million increase in personnel related costs related to an increase in headcount and stock-based compensation. Additionally, professional service fees increased by $0.8 million and general corporate expenses increased by $0.9 million.

Liquidity and Capital Resources

Since our inception through March 31, 2022, our operations have been financed primarily by sales of our convertible preferred stock and common stock, through our collaboration agreements, and issuance of debt. In September 2021, we completed our IPO for aggregate proceeds of approximately $214.7 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions. As of March 31, 2022, we had $303.2 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $122.3 million.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through mid-2024. Our cash, cash equivalents and marketable securities include money market funds, government agency securities, corporate debt and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Our material cash requirements include our senior secured term loan facility with Silicon Valley Bank under which we borrowed $2.5 million and have an option to borrow up to $5.0 million in additional term loans through June 30, 2022, subject to our achieving certain development milestones related to our IL-17 program. Within the next twelve months we are scheduled to make principal payments of $0.7 million under the senior term loan facility. We also have contractual obligations for our operating leases for our corporate headquarters. Our undiscounted future lease payments are $19.8 million, of which we are obligated to make lease payments of $2.4 million in the next twelve months.

Funding Requirements

Our primary use of cash is to fund operating expenses, most significantly research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the expenses of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
•	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
•	the expenses of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the expenses and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
•	our ability to establish additional collaborations on favorable terms, if at all;
•	the expenses required to scale up our clinical, regulatory and manufacturing capabilities;
•

the expenses of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

We will need additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in:
Operating activities	$(14,164)	$(7,998)
Investing activities	(47,886)	(24,447)
Financing activities	(108)	(2,523)
Net decrease in cash, cash equivalents, and restricted cash	$(62,158)	$(34,968)

Net Cash Used in Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $14.2 million. The net cash outflow from operations primarily resulted from our net loss of $18.6 million, partially offset by changes in net operating assets and liabilities of $1.7 million, and non-cash charges of $2.7 million consisting primarily of: $1.8 million in stock-based compensation; $0.4 million of net accretion and amortization of marketable securities; $0.3 million of amortization of operating lease right-of-use assets; and $0.2 million for depreciation. The change in net operating assets and liabilities was primarily due to a $3.0 million increase in accounts payable, primarily due to timing of payments, and a $0.6 million decrease in prepaid expenses and other assets, partially offset by a $1.5 million decrease in accrued expenses and other liabilities and by a $0.4 million decrease in operating lease liabilities.

For the three months ended March 31, 2021, net cash used in operating activities was $8.0 million. The net cash outflow from operations primarily resulted from our net loss of $8.1 million and change in net operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $0.5 million consisting primarily of $0.2 million for depreciation and amortization and $0.3 million in stock-based compensation. The change in net operating assets and liabilities was primarily due to a $0.5 million decrease in accounts payable and accrued liabilities, primarily due to timing of payments, partially offset by a $0.1 million decrease in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $47.9 million due to the net purchase of marketable securities of $47.5 million and purchase of property and equipment of $0.4 million.

For the three months ended March 31, 2021, net cash used in investing activities was $24.4 million due to the purchase of marketable securities of $24.1 million and purchases of property and equipment of $0.3 million.

Net Cash Used in Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $0.1 million due to the payment of issuance costs for Series C preferred units of $0.2 million, partially offset by cash proceeds from the exercise of stock options of $0.1 million.

For the three months ended March 31, 2021, net cash used in financing activities was $2.5 million due to the payment of issuance costs for Series C preferred units.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

During the three months ended March 31, 2022, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

 If we are a smaller reporting company at the time we cease to be an emerging growth company (“EGC”), we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•	We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale.
•	We have never generated revenue from product sales and may never be profitable.
•	We have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.
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

•

Our business is heavily dependent on the success of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate DC-853, and related compounds in our IL-17 program. Existing and future preclinical studies and clinical trials of our therapeutic candidates may not be successful, and if we are unable to commercialize our therapeutic candidates or experience significant delays in doing so, our business will be materially harmed.

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

•	The COVID-19 pandemic could adversely impact our business, including our ongoing and anticipated future clinical trials, supply chain and business development activities.
•	Results of preclinical studies and early clinical trials on any of our therapeutic candidates may not be predictive of results of future clinical trials.
•

Preliminary, interim or topline data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

Our future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies or clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our therapeutic candidates.

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

•

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

We have identified DC-806 as our lead therapeutic candidate for our IL-17 program, which is now in the clinical development stage. We will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the years ended December 31, 2021 and December 31, 2020, our net losses were approximately $49.0 million and $23.7 million, respectively, and for the three months ended March 31, 2022 and 2021, our net losses were $18.6 million and $8.1 million, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $122.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our therapeutic candidates.

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

•	are impacted by increasing wage inflation;
•	defend against third-party interference or infringement claims, if any;
•	address any competing therapies and technological and market developments;
•	experience any delays in our preclinical or clinical studies and regulatory approval for our therapeutic candidates due to the impacts of the COVID-19 pandemic; and
•	incur additional costs associated with operating as a public company.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, our lead therapeutic candidate, fast follower therapeutic candidate or any other therapeutic candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these therapeutic candidates, manufacturing, marketing and selling those therapeutics for which we, or any of our current or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our current or future therapeutics from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenue, the extent of any further losses or if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenue that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the U.S. Food and Drug Administration (“FDA”), the UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”), or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our current or future therapeutic candidates.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our therapeutic candidates from the IL-17 program. Conducting preclinical studies and clinical trials for our therapeutic candidates will require substantial funds to complete. As of March 31, 2022, we had $303.2 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our lead therapeutic candidate and fast follower candidate from the IL-17 program, and any future therapeutic candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced therapeutics, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved therapeutics. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. In addition, our Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan and Security Agreement”) contains restrictive covenants that prevent us from, among other things, incurring additional indebtedness without SVB’s consent. Such restrictive covenants include affirmative covenants requiring, among other things, that we maintain our legal existence and good standing and obtain all government approvals, deliver certain financial reports and maintain certain intellectual property rights. Such restrictive covenants also include certain negative covenants include, among other things, certain restrictions on asset dispositions, changing our business, engaging in mergers and acquisitions, paying dividends or making certain other distributions, and creating other liens on our assets. If we default under the SVB Loan and Security Agreement, SVB will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, SVB’s rights to repayment would be senior to the rights of the holders of our common units to receive any proceeds from the liquidation. SVB could declare a default under the Loan and Security Agreement upon the occurrence of any event that SVB interprets as a material adverse change as defined under the SVB Loan and Security Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. For additional details, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We have historically incurred substantial net losses, including net losses of $49.0 million and $23.7 million for the years ended December 31, 2021 and 2020, respectively, and net losses of $18.6 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $122.3 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to our research and development efforts. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and members deficit/stockholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

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

We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our Clinical Trial Application (“CTA”), with respect to DC-806, our lead therapeutic candidate from our IL-17 program, was approved by the MHRA in the UK in September 2021, and we began dosing for our clinical Phase 1 trial in October 2021. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our therapeutic candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our therapeutic candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals including approval by the MHRA and the FDA. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates.

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
•

delays in submitting CTAs, Investigational New Drug applications (“INDs”) or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	preclinical studies conducted outside of the United States may be affected by tariffs or import/export restrictions imposed by the United States or other governments;
•	conditions imposed by the FDA, the MHRA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in enrolling patients in our clinical trials;
•	high drop-out rates of our clinical trial patients;
•	inadequate supply or quality of therapeutic candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•	inability to obtain alternative sources of supply for which we have a single source for therapeutic candidate components or materials;
•	greater than anticipated costs of our clinical trials;
•	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that no longer make a therapeutic candidate economically feasible;
•	harmful side effects or inability of our therapeutic candidates to meet efficacy endpoints during clinical trials;
•	failure to demonstrate a benefit-risk profile acceptable to the FDA, the MHRA or other regulatory agencies;
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

Our business is heavily dependent on the success of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate DC-853, and related compounds in our IL-17 program. Existing and future preclinical studies and clinical trials of our therapeutic candidates may not be successful, and if we are unable to commercialize our therapeutic candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate DC-853, and related compounds in our IL-17 program. Our ability to generate commercial product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead therapeutic candidate. In September 2021, the MHRA approved our CTA for DC-806, our lead therapeutic candidate from our IL-17 program. In October 2021, we commenced our Phase 1 clinical trial. We have not previously submitted a new drug application (“NDA”) to the FDA, or any other similar regulatory approval filings to the MHRA or comparable foreign authorities, for therapeutic candidates, and we cannot be certain that our therapeutic candidates will be successful in clinical trials or receive regulatory approval. Further, our therapeutic candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA Advisory Committee, the MHRA or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a therapeutic candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies (“REMS”) or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our therapeutic candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our therapeutic candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such therapeutics, if approved.

We plan to seek regulatory approval to commercialize our therapeutic candidates in the UK, the United States, the European Union (“EU”) and in other selected countries. In order to obtain separate regulatory approvals in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of our therapeutic candidates, and we may be required to expend significant resources to obtain regulatory approval, which may not be successful, and to comply with ongoing regulations in these jurisdictions.

The success of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate DC-853, and related compounds in the IL-17 program, and our other therapeutic candidates will depend on many factors, including the following:

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

We are developing a pipeline of therapeutic candidates using our DELSCAPE platform. Historically, dozens of IL-17A small molecule candidates of other companies that entered late-stage clinical trials have failed to result in FDA, MHRA or the European Medicines Agency (“EMA”) approved medicines. We are aware of certain companies currently exploring oral approaches to integrins. Certain development efforts and clinical results of these other companies have in the past, and may be in the future, mixed or unsuccessful, which could result in a negative perception of oral integrins and negatively impact the regulatory approval process of our therapeutic candidates, which would have a material and adverse effect on our business. We believe that therapeutic candidates identified with our platform may offer an optimized therapeutic approach by taking advantage of conformational targeting next-generation physics-based technologies augmented with machine learning and artificial intelligence, which allow us to design, iterate and optimize leads in our discovery process. However, the scientific research that forms the basis of our efforts to develop therapeutic candidates using our platform is ongoing and may not result in viable therapeutic candidates.

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

Our lead program targets the IL-17 pathway. Our CTA for our lead therapeutic candidate, DC-806, was approved in September 2021 and our Phase 1 clinical trial commenced in October 2021, and we intend to advance related compounds in the IL-17 program, toward CTA submissions in the future. Commencing our future clinical trials is subject to finalizing the trial design and submitting a CTA to the MHRA or a similar submission to the FDA or a similar foreign regulatory authority. Even after we submit our CTA or comparable submissions in other jurisdictions, the MHRA, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead therapeutic candidate, DC-806, fast follower therapeutic candidate, DC-853, and related compounds in the IL-17 program or any future therapeutic candidates, including:

•

regulators such as the MHRA or the FDA or institutional review boards (“IRBs”), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”) the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

The COVID-19 pandemic could adversely impact our business, including our ongoing and anticipated future clinical trials, supply chain and business development activities.

As the COVID-19 pandemic continues around the globe, and if new COVID-19 variants emerge, we may experience disruptions that could severely impact our business and clinical trials, including but not limited to:

•	interruption or delays in our operations and/or our external vendor operations, which may impact our ability to conduct and produce preclinical results required for submission of a CTA or IND;
•	delays in receiving approval from local regulatory authorities, ethics committees, and/or IRBs to initiate our planned clinical trials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

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

•

interruption of key clinical trial activities, such as but not limited to clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

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

The spread of COVID-19 and its variants and actions taken to reduce its spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development of our therapeutic candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To the extent the COVID-19 pandemic or other epidemic diseases adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

From time to time, we may also disclose preliminary data from or data from planned interim analysis of our preclinical studies and clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular therapeutic candidate and our company in general. If the preliminary, interim, or topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our potential therapeutic candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Our current and future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our therapeutic candidates.

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

If in the future we are unable to establish U.S., UK or global sales and marketing capabilities or enter into agreements with third parties to sell and market our therapeutic candidates, we may not be successful in commercializing our therapeutic candidates if they are approved and we may not be able to generate any revenue.

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

As a result of the foregoing, any future collaboration agreements may not lead to development or commercialization of our therapeutic candidates in the most efficient manner or at all. If a current or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our current or future product development or commercialization program could be delayed, diminished or terminated. Any failure to successfully develop or commercialize our therapeutic candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Moreover, to the extent that any future collaborators were to terminate a collaboration agreement, we may be forced to independently develop these therapeutic candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon therapeutic candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

We may have conflicts with future collaborators that could delay or prevent the development or commercialization of our therapeutic candidates.

We may have conflicts with future collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our therapeutic candidates, and in turn prevent us from generating revenue: unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under a collaboration, which could require us to raise additional capital; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of the therapeutic, including providing us with therapeutic data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

We may not successfully engage in strategic transactions, including any collaborations we seek, which could adversely affect our ability to develop and commercialize therapeutic candidates, impact our cash position, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of therapeutic candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved therapeutic candidate do not meet expectations or the collaborator terminates the collaboration. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future strategic partners. Our collaborators may consider alternative therapeutic candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our therapeutic candidate. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the MHRA, FDA, EMA or similar regulatory authorities outside the United States, the potential market for the subject therapeutic candidate, the costs and complexities of manufacturing and delivering such therapeutic candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are not able to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, testing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

In addition, the anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize or such strategic alliance, joint venture or acquisition may be prohibited. In April 2021, we entered into the SVB Loan and Security Agreement with SVB, which restricts our ability to pursue certain mergers and acquisitions, that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and may continue to rely, on third-party contract manufacturers, including in the UK and China, to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture therapeutic candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or of satisfactory quality or continue to be available at acceptable prices. For example, rhodium, a reagent we use in our studies, has recently been in short supply, resulting in increased purchasing costs. In addition, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a therapeutic candidate is subject to MHRA, FDA, EMA and foreign regulatory authority review. We, and our suppliers and manufacturers, some of which are currently our sole source of supply, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the MHRA, FDA, EMA and foreign regulatory authorities. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the MHRA, FDA, EMA comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our therapeutic candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our therapeutic candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party.

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

For example, the UK formally left the EU on January 31, 2020, often referred to as Brexit, and the transition period ended on December 31, 2020. Brexit has caused uncertainty in the current regulatory framework in Europe. For instance, Brexit has resulted in the European Medicines Agency, or the EMA, moving from the UK to the Netherlands. In the UK, Brexit may cause disruption in the administrative and medical scientific links between the EMA and MHRA. On December 31, 2020, the UK passed legislation giving effect to the trade and cooperation agreement, which the EU ratified in April 2021. The trade and cooperation agreement entered into force in May 2021. The trade and cooperation agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from commercializing any therapeutic candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for any therapeutic candidates, which could significantly and materially harm our business. The current lack of detail and resolution with regard to the Brexit implementation may result in a disruption of the manufacturing and supply of components of our therapeutic candidates in the UK and we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe. Any adjustments we make to our business and operations as a result of Brexit could result in significant delays and additional expense. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.

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

As of March 31, 2022, we had 56 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Despite the implementation of security measures, given the size, complexity, and increasing amounts of proprietary, sensitive, and confidential information maintained by our internal information technology systems and those of our CROs, contract manufacturing organizations (“CMOs”), vendors, contractors, consultants, and other third party partners, such systems are vulnerable to breakdown, service interruptions, system malfunction, accidents by our personnel or third party partners, natural disasters, terrorism, global pandemics, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel or those of our CROs, CMOs, vendors, contractors, consultants, business partners and/or other third party partners, or from cyber-attacks (including through viruses, phishing attacks, spamming, worms, malicious code, malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and the confidentiality, integrity and availability of information), which may compromise our system infrastructure or data, or that of our third party partners, or lead to data leakage.

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

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants, and other third party partners, or inappropriate disclosure of proprietary, sensitive, or confidential information, we could incur liability and reputational damage, our product development programs could be materially disrupted, and our therapeutic candidates could be delayed. In addition, the loss of clinical trial data for our therapeutic candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any breach, loss or compromise of proprietary, sensitive, or confidential personal information may also subject us to civil fines and penalties under relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. In addition, a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws.

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

The state of California recently enacted the CCPA, which creates new individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA went into effect on January 1, 2020 and may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information and protected health information. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in the election on November 3, 2020. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

Foreign laws and regulations relating to privacy, data protection, and data security, including the General Data Protection Regulation (“GDPR”) may apply to health-related and other personal information obtained outside of the United States. The GDPR imposes strict obligations on businesses, including requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators, requiring limitations on data processing, establishing a legal basis for processing personal information, notification of data processing obligations, notification of security breaches to appropriate data protection authorities or data subjects, protecting the security and confidentiality of the personal information, and establishing means for data subjects to exercise rights in relation to their personal information. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros or 4% of their global annual revenue, potential bans on processing of personal information (including clinical trials), and private litigation. To the extent applicable, the GDPR may increase our responsibility and liability in relation to personal information that we process, and we may be required to put in place additional mechanisms and expend additional time and resources to ensure compliance with the EU data protection rules.

Additionally, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and the rest of Europe. While the European Commission did adopt on June 28, 2021, an adequacy decision for the UK to allow personal data to flow freely from the EU to the UK, the longer term relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain.

In addition, European data protection laws prohibit the transfer of personal information to countries outside of the European Economic Area (“EEA”), UK, and Switzerland, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal information from the EEA, UK, and Switzerland to the United States and other countries, they are or may become subject to legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal information of Europeans outside of Europe and adversely impact our business. For example, in July 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield in a decision that also cast doubt on the validity of the Standard Contractual Clauses, the primary alternative to Privacy Shield. The decision has led to uncertainty regarding the mechanisms for data transfers from Europe to the United States. We may need to implement additional safeguards to further enhance the security of data transferred out of the Europe, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. For example, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new Standard Contractual Clauses for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information.

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

Composition of matter patents for biological and pharmaceutical therapeutic candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our therapeutic candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”) or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our therapeutics for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our therapeutic candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our therapeutic candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, inventorship, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications may be challenged in patent offices in the United States and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review (“PGR”) proceedings, oppositions, derivations, reexaminations, or inter partes review (“IPR”) proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new therapeutic candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our therapeutic candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

No earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”).  This will be a significant change in European patent practice.  As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act (“Bayh-Dole Act”). The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We sometimes collaborate with academic institutions to accelerate our preclinical research or development. While it is our policy to avoid engaging university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, IPR or PGR proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our therapeutic candidates or proprietary technologies.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (“Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post- grant proceedings, including PGR, IPR, and derivation proceedings.

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

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new therapeutic candidates, patents protecting such candidates might expire before or shortly after such therapeutic candidates are commercialized. Even if patents covering our therapeutic candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing therapeutic candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (“PTE”) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our therapeutic will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

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

The FDA policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our therapeutic candidates. For example, in December 2016, the 21st Century Cures Act (“Cures Act”), was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and to spur innovation. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the UK, United States or abroad. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government such as the one that occurred from December 22, 2018 through January 25, 2019.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or together, the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) prescribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics apportioned among these entities according to their market share in certain government healthcare programs, (v) established a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts (now 70%) off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program, (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and (ix) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services (“CMS”), to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been executive, legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain aspects of, the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives,

If we or our future collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our therapeutics successfully and could harm our reputation and lead to reduced acceptance of our therapeutics by the market. These enforcement actions include, among others:

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”) the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties to sell our therapeutics sell our therapeutics outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly member states of the European Union  the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any therapeutic candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the UK determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control, including without limitation as a result of the COVID-19 pandemic. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and the following:

•	results of preclinical studies and clinical trials of our therapeutic candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the United States, the UK and/or other countries, especially changes in laws or regulations applicable to our therapeutic candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new therapeutics by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our therapeutics, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies or therapeutic candidates;
•	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our therapeutic candidates;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•

actual or anticipated changes in earnings estimates, development timelines or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	share price and fluctuations of trading volume of our common stock;
•	sales of our common stock by us, insiders or our stockholders;
•	the concentrated ownership of our common stock;
•	the impact of inflation, including wage inflation;
•	changes in accounting principles;
•	actions instituted by activist shareholders or others;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•

political unrest, changes and uncertainty associated with terrorism, hostilities or natural disasters and other calamities, including global pandemics such as COVID-19 and the ongoing conflict in Ukraine; and

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

As of May 6, 2022, we have a total of 38,229,275 shares of common stock outstanding. Shares of restricted stock will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

As of March 31, 2022, our executive officers, directors, beneficial holders of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in our periodic quarterly and annual filings.

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

In addition, Section 203 of the Delaware General Corporation Law (“DGCL”) may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

The exclusive forum provision in our restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees, or the underwriters of any offering giving rise to such claim, which may discourage lawsuits with respect to such claims.

Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (“Exchange Act”). It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated bylaws provide that the federal district courts of the United States of America, to the fullest extent permitted by law, shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”), including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives, and we will continue to incur increased legal and financial compliance costs. For example, we expect that maintaining customary public company director and officer liability insurance will require substantial expenditures. The impact of these legal and financial requirements could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our therapeutic candidates, once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

None.

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

There has been no material change in the planned use of proceeds from our IPO as described in the Annual Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

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

DICE Therapeutics, Inc.

Date: May 12, 2022	By:	/s/ J. Kevin Judice, Ph.D.
J. Kevin Judice, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Scott Robertson
Scott Robertson
Chief Business and Financial Officer (Principal Accounting and Financial Officer)