Form 10-Q
period 2022-06-30
DICE Therapeutics, Inc.
filed 2022-08-11
CIK 1645569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 38,210,826 shares of common stock, $0.0001 par value per share, outstanding.

2

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

3

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

DICE THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,767	$115,826
Marketable securities	265,454	203,495
Accounts receivable, net	1,500	—
Unbilled receivable	—	2,000
Restricted cash, current	—	150
Prepaid expenses and other current assets	1,155	2,440
Total current assets	284,876	323,911
Property and equipment, net	3,109	1,645
Restricted cash	198	198
Operating lease right-of-use assets	13,844	—
Other noncurrent assets	554	—
TOTAL ASSETS	$302,581	$325,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,963	$1,710
Accrued expenses and other current liabilities	8,783	8,691
Operating lease liabilities, current portion	1,320	—
Term loan, current portion	—	480
Total current liabilities	12,066	10,881
Operating lease liabilities, noncurrent	12,580	—
Other noncurrent liabilities	—	8
Term loan, noncurrent	—	1,916
TOTAL LIABILITIES	24,646	12,805
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 38,210,826 and 38,224,299 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	423,333	416,710
Accumulated deficit	(143,820)	(103,707)
Accumulated other comprehensive loss	(1,582)	(58)
TOTAL STOCKHOLDERS’ EQUITY	277,935	312,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,581	$325,754

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$—	$1,125	$—	$1,125
Operating expenses:
Research and development	14,330	5,982	27,740	12,603
General and administrative	7,414	2,317	12,862	3,782
Total operating expenses	21,744	8,299	40,602	16,385
Loss from operations	(21,744)	(7,174)	(40,602)	(15,260)
Other income (expense):
Interest and other income, net	487	27	814	41
Interest expense	(65)	(52)	(125)	(54)
Loss on extinguishment of debt	(200)	—	(200)	—
Change in fair value of warrant liability	—	(164)	—	(156)
Net loss	(21,522)	(7,363)	(40,113)	(15,429)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(442)	7	(1,524)	—
Comprehensive loss	$(21,964)	$(7,356)	$(41,637)	$(15,429)
Net loss per share, basic and diluted	$(0.58)	$(3.27)	$(1.08)	$(6.86)
Weighted-average shares used in computing net loss per share, basic and diluted	37,362,715	2,248,687	37,312,479	2,248,687

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Units and Stockholders’ Equity/Members’ Deficit

(Unaudited)

(In thousands, except member unit data and share amounts)

	Convertible Preferred Units		Common Units		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Units	Cost	Units	Cost	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	—	$—	—	$—	38,224,299	$4	$416,710	$(103,707)	$(58)	$312,949
Issuance of common stock upon exercise of stock options	—	—	—	—	4,976	—	84	—	—	84
Stock-based compensation	—	—	—	—	—	—	1,809	—	—	1,809
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,082)	(1,082)
Net loss	—	—	—	—	—	—	—	(18,591)	—	(18,591)
Balances as of March 31, 2022	—	—	—	—	38,229,275	4	418,603	(122,298)	(1,140)	295,169
Forfeiture of unvested common stock	—	—	—	—	(18,449)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,208	—	—	4,208
Issuance of common stock warrant	—	—	—	—	—	—	522	—	—	522
Other comprehensive loss	—	—	—	—	—	—	—	—	(442)	(442)
Net loss	—	—	—	—	—	—	—	(21,522)	—	(21,522)
Balances as of June 30, 2022	—	$—	—	$—	38,210,826	$4	$423,333	$(143,820)	$(1,582)	$277,935

	Convertible Preferred Units		Common Units		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Members’
	Units	Cost	Units	Cost	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances as of December 31, 2020	12,690,540	$107,374	2,248,687	$—	—	$—	$1,603	$(54,748)	$—	$(53,145)
Stock-based compensation	—	—	—	—	—	—	347	—	—	347
Other comprehensive loss	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(8,066)	—	(8,066)
Balances as of March 31, 2021	12,690,540	107,374	2,248,687	—	—	—	1,950	(62,814)	(7)	(60,871)
Stock-based compensation	—	—	—	—	—	—	396	—	—	396
Tax distributions	—	—	—	—	—	—	(60)	—	—	(60)
Other comprehensive gain	—	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	—	(7,363)	—	(7,363)
Balances as of June 30, 2021	12,690,540	$107,374	2,248,687	$—	—	$—	$2,286	$(70,177)	$—	$(67,891)

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,113)	$(15,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	368	359
Stock-based compensation	6,017	743
Change in fair value of warrant liability	—	156
Gain on asset disposal	(28)	—
Amortization of operating lease right-of-use assets	851	—
Net accretion and amortization of marketable securities	568	—
Loss on extinguishment of debt	200	—
Amortization of debt issuance costs	48	55
Other non-cash items	500	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,083	(91)
Accounts payable	287	(692)
Accrued expenses and other liabilities	(310)	72
Operating lease liabilities	(577)	—
Deferred revenue	—	(1,125)
Deferred rent	—	(4)
Net cash used in operating activities	(31,106)	(15,956)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,276)	(401)
Purchases of marketable securities	(110,112)	(26,956)
Proceeds from maturities of marketable securities	46,061	—
Net cash used in investing activities	(65,327)	(27,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term loan	(2,644)	—
Proceeds from debt financings, net of debt issuance costs	—	2,416
Payments of Series C issuance costs	(192)	(2,628)
Proceeds from stock option exercises	84	—
Payments of debt issuance costs	(24)	—
Payments on capital lease obligations	—	(65)
Payments for tax distributions	—	(45)
Payments of deferred offering costs	—	(348)
Net cash used in financing activities	(2,776)	(670)
Net decrease in cash, cash equivalents and restricted cash	(99,209)	(43,983)
Cash, cash equivalents and restricted cash at beginning of period	116,174	59,836
Cash, cash equivalents and restricted cash at end of period	$16,965	$15,853
SUPPLEMENTAL NON-CASH OPERATING INFORMATION:
Right-of-use assets obtained in exchange for lease liabilities	$14,477	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment additions included in accounts payable and accrued liabilities	$762	$34
Deferred offering costs included in accounts payable and accrued liabilities	$—	$950
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$16,767	$15,506
Restricted cash	198	347
Total cash, cash equivalents and restricted cash	$16,965	$15,853

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

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on public and private equity to fund its operations. As of June 30, 2022, the Company had an accumulated deficit of $143.8 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability, and until then, the Company will need to continue to raise additional capital. As of June 30, 2022, the Company had cash, cash equivalents, and marketable securities of $282.2 million. Based on the current plan, the Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2022 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

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

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all necessary adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2022, and its results of operations and comprehensive loss and changes in stockholders’ equity and members’ deficit for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, as filed on March 28, 2022.

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

For collaborative arrangements under which the Company is eligible to receive milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. If it is probable that a significant revenue reversal would not occur, the associated milestone value would be included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For collaborative agreements under which the Company is eligible to receive sales-based royalties, including milestone payments based on the level of sales, and in which the license is deemed to be the predominant item to which the royalties relate, the Company would recognize revenue when the related sales occur to earn the royalty or sales-based milestone payments.

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

In August 2020, the FASB issued Accounting Standards Updates 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$16,286	$—	$—	$16,286
US treasuries	75,559	—	—	75,559
Government treasury and agency securities	—	6,024	—	6,024
Corporate securities and commercial paper	—	183,871	—	183,871
Total assets measured at fair value	$91,845	$189,895	$—	$281,740

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$115,410	$—	$—	$115,410
US treasuries	24,053	—	—	24,053
Government treasury and agency securities	—	7,600	—	7,600
Corporate securities and commercial paper	—	171,842	—	171,842
Total assets measured at fair value	$139,463	$179,442	$—	$318,905

The following table presents the changes in fair values of the Company’s convertible preferred stock warrants and common stock warrants, classified as level 3 financial liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$—	$306	$—	$314
Fair value of warrants issued in connection with debt financing	—	128	—	128
Change in fair value	—	164	—	156
Ending balance	$—	$598	$—	$598

Prior to settlement, the fair value of the warrant liability was estimated using a hybrid approach between a probability-weighted expected return method (PWERM) and an option pricing model (OPM), which estimated the probability weighted value across multiple liquidity scenarios, while using OPM to estimate the allocation of value within one or more of those scenarios. The Company considered various scenarios, including a scenario in which the Company completed an IPO, a scenario in which the Company remained private, and a scenario contemplating a merger or acquisition.

4.
Investments

The amortized cost, unrealized gain and loss, and fair value of the Company’s investments in marketable securities by major security type are as follows (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$16,286	$—	$—	$16,286
US treasuries	75,912	—	(353)	75,559
Government treasury and agency securities	6,049	—	(25)	6,024
Corporate securities and commercial paper	185,075	—	(1,204)	183,871
Total financial assets	$283,322	$—	$(1,582)	$281,740

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$115,410	$—	$—	$115,410
US treasuries	24,056	1	(4)	24,053
Government treasury and agency securities	7,606	—	(6)	7,600
Corporate securities and commercial paper	171,891	3	(52)	171,842
Total financial assets	$318,963	$4	$(62)	$318,905

Investments with unrealized losses have been in a loss position for less than twelve months, and the unrealized losses were considered to be temporary in nature. Unrealized losses as of June 30, 2022 are attributed to changes in market interest rates. The Company does not intend to sell the investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of June 30, 2022, the fair value of the Company’s marketable debt securities, by maturity date, were as follows (in thousands):

Amount
Due within one year	$258,442
Due after one through five years	7,012
Total marketable securities	$265,454

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

Under the terms of the Sanofi Agreement, Sanofi had the exclusive rights and responsibility for the development, commercialization and manufacture of collaboration products resulting from the collaboration. Sanofi was obligated to use commercially reasonable efforts to commercialize at least one collaboration product for each target, within certain countries, upon regulatory approval of such product.

Upon signing the Sanofi Agreement in December 2015, Sanofi paid the Company an initial fee of $8.0 million for target exclusivity rights and an additional $1.0 million annual technology access and development fee. In December 2016, Sanofi paid the Company an additional $9.0 million fee for the same services.

At the date of the 2017 amendment to the Sanofi Agreement, the Company had remaining unrecognized revenue of $3.0 million from the Agreement to be recognized over the remaining term (August 2017 through December 2020) when research services were being provided. There was no remaining deferred revenue related to the research services as of December 31, 2021 and June 30, 2022, as the research services were completed in December 2020. The performance obligation under the Sanofi Agreement, as amended, consisted of research services to create libraries with active compounds for assigned collaboration targets that can be developed into a drug for commercial use. In addition to the ongoing research services, the arrangement included several customer options. No revenue was recognized related to the Sanofi Agreement, as amended, for the three and six months ended June 30, 2022 and 2021.

Under the Sanofi Agreement, the Company earned Sum of the Evidence (“SOE”) points depending on the milestone achieved and Sanofi’s elections. In connection with this right, the Company recognized $2.0 million in revenue in 2018, when SOE points were earned. The contract asset is recorded as an unbilled receivable of $2.0 million in the condensed consolidated balance sheets as of December 31, 2021, and as accounts receivable, net, of $1.5 million as of June 30, 2022.

In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement effective as of July 13, 2022. As a result, the Company regained worldwide rights to the previously partnered oral immuno-oncology program in July 2022. In August 2022, the Company reached a negotiated settlement of the receivable of $1.5 million.

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

The Company initiated research activities on the active collaboration targets in March 2018 and submitted five milestone packages for Genentech to review in 2019. The Company recognized collaboration revenue upon the completion of the milestone packages and research services. In June 2021, the Genentech Agreement was terminated, and the Company recognized the remaining $1.1 million of deferred revenue as collaboration revenue for the three and six months ended June 30, 2021. No revenue was recognized for the three and six months ended June 30, 2022.

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

As of June 30, 2022, the Company had recorded an aggregate operating lease ROU asset of $13.8 million and an aggregate operating lease liability of $13.9 million in the accompanying unaudited condensed consolidated balance sheet. As of June 30, 2022, the weighted-average remaining lease term was 6.8 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 10.0%.

As of June 30, 2022, the future minimum payments under operating lease liabilities were as follows (in thousands):

Amount
2022 (remaining six months)	$1,306
2023	2,665
2024	2,738
2025	2,814
2026	2,891
Thereafter	6,792
Total undiscounted lease payments	19,206
Less: imputed interest	(5,306)
Total lease liabilities	13,900
Less: lease liabilities – current portion	1,320
Lease liabilities – noncurrent portion	$12,580

Operating lease cost for the three and six months ended June 30, 2022 was $0.8 million and $1.2 million, respectively.

7.
Debt

Loan and Security Agreement

On April 13, 2021, the Company entered into a senior secured term loan facility with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”), which provided for a $10.0 million term loan, of which $2.5 million was drawn (the “Term Loan”). On June 27, 2022, the Company entered into the Joinder and First Amendment to Loan and Security Agreement (the “Amendment”) with SVB. The Amendment amends certain key terms of the SVB Loan and Security Agreement (together the “Credit Facility”) to among other things: (1) provide additional term loan advances of up to $30.0 million (“Additional Term Loan Advances”), $20.0 million of which is available immediately, and an additional $10.0 million is available upon the satisfaction of certain conditions related to clinical development in Psoriasis; (2) extend the draw period from June 30, 2022 to February 29, 2024; (3) extend the maturity date from February 1, 2025 to May 1, 2027; and (4) reduce the per annum interest rate from the greater of (i) 1.75% above the WSJ prime rate and (ii) 5.0%, to the greater of (i) 0.75% above the WSJ prime rate and (ii) 4.25%. Amounts borrowed under the Additional Term Loan Advances will be interest only through June 1, 2024, followed by 36 monthly payments of principal and interest. There is no required minimum draw or financial covenants associated with the Credit Facility, as amended. The Credit Facility calls for a final payment fee equal to 5.0% of the original principal amount borrowed under the Additional Term Loan Advances, due upon the earlier of maturity, prepayment or acceleration of the principal due to an event of default.

Upon execution of the Amendment, the Company repaid the $2.5 million Term Loan and the final payment fee of $0.1 million. Per the Amendment, the associated prepayment fee was waived. As of June 30, 2022, there was no outstanding balance on the Credit Facility.

The Company recorded a loss on extinguishment of debt of approximately $0.2 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, representing the difference between the carrying amount of the Term Loan and the amount paid to retire the Term Loan.

In conjunction with the Amendment, the Company issued to SVB a warrant to purchase up to 42,349 shares of the Company’s common stock at an exercise price of $14.43 per share. If the Company draws down any portion of the additional $10.0 million term loan, the amount of common stock issuable upon exercise of the warrant will increase by up to 21,174 shares. The warrant has a cashless exercise provision allowing the holder, in lieu of payment of the aggregate exercise price, to surrender to the Company shares having an aggregate value equal to the aggregate exercise price, based on the fair market value of the Company’s common stock at the time of exercise. The Company estimated the fair value of the warrant on the date of issuance using the Black-Scholes model.

The Company incurred financing expenses of approximately $0.6 million (including the fair value of the warrant) related to the Amendment, which was recorded as deferred costs in other noncurrent assets in the condensed consolidated balance sheets and is being amortized to interest expense over the available draw period using the straight-line method.

8.
Warrants

Common Stock Warrants

The Company’s only outstanding warrant is the common stock warrant issued to SVB in conjunction with the Amendment. As of June 30, 2022, a warrant to purchase 42,349 shares of common stock at an exercise price of $14.43 per share was outstanding. The outstanding warrant expires on June 26, 2032. As of December 31, 2021, there were no warrants outstanding.

9.
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

Stock-Based Compensation Expense

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,077	$181	$3,051	$344
General and administrative	2,131	215	2,966	399
Total stock-based compensation expense	$4,208	$396	$6,017	$743

10.
Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, less restricted stock subject to future vesting. Diluted net loss per share is the same as basic net loss per share for each period presented, as the effects of potentially dilutive securities are antidilutive given the net loss of the Company. The following outstanding shares have been excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Convertible preferred units	—	12,690,540
Profit interest units	—	2,821,853
Warrants to purchase common units and convertible preferred units	—	102,061
Restricted stock subject to future vesting	797,365	—
Options to purchase common stock	3,632,869	—
Warrants to purchase common stock	42,349	—
Total	4,472,583	15,614,454

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

Our lead therapeutic candidate, DC-806, is an oral antagonist of the pro-inflammatory signaling cytokine, interleukin-17 (“IL-17”), which is a validated drug target implicated in a variety of immunology indications. There are two approved antibody therapeutics, COSENTYX (secukinumab), marketed by Novartis, and TALTZ (ixekizumab), marketed by Eli Lilly, but no oral therapies targeting this pathway. COSENTYX and TALTZ both are approved for the treatment of psoriasis, psoriatic arthritis, ankylosing spondylitis and nonradiographic axial spondyloarthritis, and collectively generated approximately $6.9 billion in worldwide sales in 2021. The Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”) approved our Clinical Trial Application (“CTA”) for DC-806 in September 2021 and we are currently conducting a Phase 1 clinical trial in healthy volunteers and psoriasis patients. The Phase 1 trial is designed to generate safety and pharmacokinetic data, as well as provide early clinical proof-of-concept in psoriasis patients. The trial is being conducted in three overlapping cohorts: Phase 1a (single ascending dose) and Phase 1b (multiple ascending dose) in healthy volunteers, and a proof-of-concept Phase 1c in psoriasis patients. Enrollment in the Phase 1 clinical trial was completed in July 2022 and topline data are expected in the second half of 2022.

We also are developing oral therapeutic candidates targeting α4ß7 integrin and αVß1/αVß6 integrin for the treatment of inflammatory bowel disease (“IBD”) and idiopathic pulmonary fibrosis (“IPF”), respectively. We plan to nominate therapeutic candidates for these programs by the end of 2022, in the case of α4ß7, and by the end of 2023, in the case of αVß1/αVß6. Additionally, in July 2022, we regained worldwide rights to a previously partnered oral immuno-oncology program, small-molecule PD-L1 inhibitors discovered using our DELSCAPE platform. Leveraging DELSCAPE, we are also evaluating other novel and validated immunology targets, including interleukin-23 (“IL-23”), tumor necrosis factor α (“TNFα”), neonatal Fc receptor (“FcRn”), and thymic stromal lymphopoietin (“TSLP”), among other potential targets, with a view toward advancing one or more programs into clinical development.

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

Our revenue to date has been generated solely from research collaborations and activities. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our therapeutic candidates. We have incurred net losses in each year since inception except for the year ended December 31, 2016, and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our therapeutic candidates. Our net losses were $21.5 million and $40.1 million for the three and six months ended June 30, 2022, respectively, and $7.4 million and $15.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $143.8 million. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our research and development activities.

Business Impact of the COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. We have experienced, and may further experience, disruptions, pauses and/or delays that have and could further adversely impact our business operations, and/or associated timelines. We maintain flexible work-from-home procedures for all employees other than for those personnel and contractors who perform essential activities that must be completed on-site. If negative developments relating to the pandemic worsen, we may be required to restrict on-site staff at our offices and laboratories again. With respect to the development of our IL-17 franchise, other research programs in our pipeline and certain aspects of our supply chain, we may experience disruption if our third-party suppliers and manufacturers pause their operations again in response to such negative developments and/or as a result of national and local regulations. In addition, we have and may continue to experience delays in enrollment and potential disruption to the conduct of our current or anticipated future clinical trials due to the COVID-19 pandemic. We will continue to monitor the situation closely and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the full extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, in particular with our lead therapeutic candidate in clinical trials, remains uncertain and is subject to change.

Collaboration Agreements

Sanofi

In December 2015, we entered into a license and collaboration agreement with Sanofi, which was amended and restated in August 2017 (as amended, the “Sanofi Agreement”), under which we agreed to grant Sanofi an exclusive option to license to develop and commercialize (as applicable), certain compounds into products.

Upon the signing of the Sanofi Agreement in December 2015, Sanofi paid us an initial fee of $8.0 million for target exclusivity rights and an additional $1.0 million annual technology access and development fees. In December 2016, Sanofi paid us an additional $9.0 million fee for the same services. In connection with the right to earn Sum of Evidence (“SOE”) points under the Sanofi Agreement, we recognized $2.0 million in revenue in 2018, when SOE points were earned. The contract asset is recorded as an unbilled receivable of $2.0 million as of December 31, 2021, and as accounts receivable, net, of $1.5 million as of June 30, 2022.

In March 2022, Sanofi notified us that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement, effective July 13, 2022. As a result, we regained worldwide rights to the program in July 2022. In August 2022, we reached a negotiated settlement of our receivable of $1.5 million. No further revenue will be recognized from this arrangement.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue:
Collaboration revenue	$—	$1,125	$(1,125)	(100%)	$—	$1,125	$(1,125)	(100%)
Operating expenses:
Research and development	14,330	5,982	8,348	140%	27,740	12,603	15,137	120%
General and administrative	7,414	2,317	5,097	220%	12,862	3,782	9,080	240%
Total operating expenses	21,744	8,299	13,445		40,602	16,385	24,217
Loss from operations	(21,744)	(7,174)	(14,570)		(40,602)	(15,260)	(25,342)
Other income (expense):
Interest and other income, net	487	27	460	*	814	41	773	*
Interest expense	(65)	(52)	(13)	25%	(125)	(54)	(71)	131%
Loss on extinguishment of debt	(200)	—	(200)	*	(200)	—	(200)	*
Change in fair value of warrant liability	—	(164)	164	(100%)	—	(156)	156	(100%)
Net loss	$(21,522)	$(7,363)	$(14,159)		$(40,113)	$(15,429)	$(24,684)

* Not meaningful

Operating Expenses

Research and Development Expenses

Research and development expenses were $14.3 million and $27.7 million for the three and six months ended June 30, 2022, respectively, compared to $6.0 million and $12.6 million for the three and six months ended June 30, 2021, respectively. The increase of $8.3 million and $15.1 million for the three and six months ended June 30, 2022, respectively, was primarily due to increases of $3.2 million and $7.4 million, respectively, related to increased activities for our Phase 1 study as we advanced our IL-17 franchise, and increases related to personnel-related expenses of $3.4 million and $5.3 million, respectively, resulting from an increase in headcount and stock-based compensation. The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2022	2021	Change	2022	2021	Change
Direct costs:
IL-17	$5,871	$2,658	$3,213	$13,693	$6,244	$7,449
Other programs	2,264	1,094	1,170	3,661	1,958	1,703
Indirect costs:
Personnel-related expenses (including stock-based compensation)	5,154	1,771	3,383	8,738	3,443	5,295
Facilities and other expenses	1,041	459	582	1,648	958	690
Total research and development expenses	$14,330	$5,982	$8,348	$27,740	$12,603	$15,137

General and Administrative Expenses

General and administrative expenses were $7.4 million and $12.9 million for the three and six months ended June 30, 2022, respectively, compared to $2.3 million and $3.8 million for the three and six months ended June 30, 2021, respectively. The increase of $5.1 million and $9.1 million for the three and six months ended June 30, 2022, respectively, was primarily due to increases in personnel-related expenses of $3.0 million and $4.5 million, respectively, resulting from an increase in headcount and stock-based compensation; increases in insurance, legal, accounting fees, and other professional service of $1.0 million and $3.2 million, respectively; and increases in facilities and other general expenses of $0.6 million and $0.9 million, respectively.

Liquidity and Capital Resources

Since our inception through June 30, 2022, our operations have been financed primarily by sales of our convertible preferred stock and common stock, through our collaboration agreements, and issuance of debt. In September 2021, we completed our IPO for aggregate proceeds of approximately $214.7 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions. As of June 30, 2022, we had $282.2 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $143.8 million.

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

Our material cash requirements include our contractual obligations for our operating leases for our corporate headquarters. Our undiscounted future lease payments are $19.2 million, of which we are obligated to make lease payments of $2.6 million in the next twelve months.

Under our credit facility with Silicon Valley Bank, we have an option to borrow up to $20.0 million in additional term loans through February 29, 2024, with an additional $10.0 million that may be available subject to our achieving certain development milestones related to our IL-17 program. Amounts borrowed under the credit facility will have a maturity date of May 1, 2027 and will accrue interest at a rate equal to the greater of (i) 0.75% above the WSJ prime rate and (ii) 4.25%. Amounts borrowed under the credit facility will be interest only through June 1, 2024, followed by 36 monthly payments of principal and interest. The credit facility calls for a final payment fee equal to 5.0% of the original principal amount borrowed, due upon the earlier of maturity, prepayment or acceleration of the principal due to an event of default. There is currently no outstanding balance on our credit facility with Silicon Valley Bank.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in:
Operating activities	$(31,106)	$(15,956)
Investing activities	(65,327)	(27,357)
Financing activities	(2,776)	(670)
Net decrease in cash, cash equivalents, and restricted cash	$(99,209)	$(43,983)

Net Cash Used in Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $31.1 million. The net cash outflow from operations primarily resulted from our net loss of $40.1 million, partially offset by non-cash charges of $8.5 million and changes in net operating assets and liabilities of $0.5 million. The non-cash charges consisted primarily of $6.0 million in stock-based compensation, $0.9 million of amortization of operating lease right-of-use assets, $0.6 million of net accretion and amortization of marketable securities, $0.5 million of other non-cash items, $0.4 million for depreciation, and $0.2 million for the loss on extinguishment of debt. The change in net operating assets and liabilities was primarily due to a $1.1 million decrease in prepaid expenses and other assets and a $0.3 million increase in accounts payable, primarily due to timing of payments, partially offset by a $0.6 million decrease in operating lease liabilities and a $0.3 million decrease in accrued expenses and other liabilities.

For the six months ended June 30, 2021, net cash used in operating activities was $16.0 million. The net cash outflow from operations primarily resulted from our net loss of $15.4 million and change in net operating assets and liabilities of $1.8 million, partially offset by non-cash charges of $1.3 million consisting primarily of $0.4 million for depreciation, $0.7 million in stock-based compensation and $0.2 million in the change in fair value of warrant liability. The change in net operating assets and liabilities was primarily due to a $0.6 million decrease in accounts payable and accrued liabilities, primarily due to timing of payments, and a $1.1 million decrease in deferred revenue due to revenue recognition.

Net Cash Used in Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $65.3 million due to net purchases of marketable securities of $64.1 million and purchases of property and equipment of $1.3 million.

For the six months ended June 30, 2021, net cash used in investing activities was $27.4 million due to purchases of marketable securities of $27.0 million and purchases of property and equipment of $0.4 million.

Net Cash Used in Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $2.8 million primarily due to principal payments on the term loan of $2.6 million and payment of issuance costs for Series C preferred units of $0.2 million, partially offset by cash proceeds from the exercise of stock options of $0.1 million.

For the six months ended June 30, 2021, net cash used in financing activities was $0.7 million primarily due to payment of Series C preferred units issuance costs of $2.6 million and payment of IPO deferred offering costs of $0.3 million, offset by gross proceeds from debt financing of $2.4 million.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified DC-806 as our lead therapeutic candidate for our IL-17 program, which is now in the clinical development stage. We will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the years ended December 31, 2021 and December 31, 2020, our net losses were approximately $49.0 million and $23.7 million, respectively, and for the six months ended June 30, 2022 and 2021, our net losses were $40.1 million and $15.4 million, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $143.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our therapeutic candidates.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our therapeutic candidates from the IL-17 program. Conducting preclinical studies and clinical trials for our therapeutic candidates will require substantial funds to complete. As of June 30, 2022, we had $282.2 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our lead therapeutic candidate and fast follower candidate from the IL-17 program, and any future therapeutic candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced therapeutics, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved therapeutics. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. In addition, our Loan and Security Agreement, as amended by that certain Joinder and First Amendment to Loan and Security Agreement, with Silicon Valley Bank (as amended, the “SVB Loan and Security Agreement”) contains restrictive covenants that prevent us from, among other things, incurring additional indebtedness without SVB’s consent. Such restrictive covenants include affirmative covenants requiring, among other things, that we maintain our legal existence and good standing and obtain all government approvals, deliver certain financial reports and maintain certain intellectual property rights. Such restrictive covenants also include certain negative covenants including, among other things, certain restrictions on asset dispositions, changing our business, engaging in mergers and acquisitions, paying dividends or making certain other distributions, and creating other liens on our assets. If we default under the SVB Loan and Security Agreement, SVB will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, SVB’s rights to repayment would be senior to the rights of the holders of our common units to receive any proceeds from the liquidation. SVB could declare a default under the Loan and Security Agreement upon the occurrence of any event that SVB interprets as a material adverse change as defined under the SVB Loan and Security Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. For additional details, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We have historically incurred substantial net losses, including net losses of $49.0 million and $23.7 million for the years ended December 31, 2021 and 2020, respectively, and net losses of $40.1 million and $15.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $143.8 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to our research and development efforts. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and members deficit/stockholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

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

We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our Clinical Trial Application (“CTA”), with respect to DC-806, our lead therapeutic candidate from our IL-17 program, was approved by the MHRA in the UK in September 2021. We began dosing for our clinical Phase 1 trial in October 2021, and we expect topline data in the second half of 2022. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our therapeutic candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our therapeutic candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals including approval by the MHRA and the FDA. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates.

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

We are developing a pipeline of therapeutic candidates using our DELSCAPE platform. Historically, dozens of IL-17 small molecule candidates of other companies that entered late-stage clinical trials have failed to result in FDA, MHRA or the European Medicines Agency (“EMA”) approved medicines. We are aware of certain companies currently exploring oral approaches to integrins. Certain development efforts and clinical results of these other companies have in the past, and may be in the future, mixed or unsuccessful, which could result in a negative perception of oral integrins and negatively impact the regulatory approval process of our therapeutic candidates, which would have a material and adverse effect on our business. We believe that therapeutic candidates identified with our platform may offer an optimized therapeutic approach by taking advantage of conformational targeting next-generation physics-based technologies augmented with machine learning and artificial intelligence, which allow us to design, iterate and optimize leads in our discovery process. However, the scientific research that forms the basis of our efforts to develop therapeutic candidates using our platform is ongoing and may not result in viable therapeutic candidates.

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

Our IL-17 program, initially under development for treatment of psoriasis, if approved would face competition from approved psoriasis treatments marketed by Novartis, Amgen, and Eli Lilly, in addition to other major pharmaceutical companies.

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

Even if regulatory approval is obtained for a therapeutic candidate, we may not generate or sustain revenue from sales of the therapeutic due to factors such as whether the therapeutic can be sold at a competitive cost and whether it will otherwise be accepted in the market. Historically, several injectable disruptive proteins have been approved by the FDA for treatment of psoriasis. However, our lead therapeutic candidate is a small molecule with the potential to modulate protein-protein interactions as effectively as systemic biologics; to date, no such oral small molecule has been approved by the FDA. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt an orally bioavailable product based on our novel technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any therapeutic candidates developed by us or our existing or future collaborators. Market acceptance of our therapeutic candidates will depend on, among other factors:

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

In addition, the anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize or such strategic alliance, joint venture or acquisition may be prohibited. In April 2021, we entered into the SVB Loan and Security Agreement with SVB, which was amended in June 2022 and which restricts our ability to pursue certain mergers and acquisitions, that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

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

As of June 30, 2022, we had 61 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including J. Kevin Judice, Ph.D., our co-founder and chief executive officer. We currently do not maintain key person insurance on these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel, in particular, personnel involved with disrupting protein-protein interactions, because of the highly technical nature of our therapeutic candidates and technologies related to our DELSCAPE platform, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

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

In conducting clinical trials of our current or future therapeutic candidates, we may be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an MHRA, FDA, EMA or the investigation of the safety and effectiveness of our future therapeutics, our manufacturing processes and facilities or our marketing programs and potentially a recall of our therapeutics or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our therapeutics, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize products that we may develop, and a decline in our stock price. We currently maintain general liability insurance with coverage up to $2 million per occurrence. We may, however, need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our therapeutic candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We collect and maintain information that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we may collect, store, process and transmit large amounts of proprietary, sensitive and confidential information, including intellectual property, business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. We have also outsourced elements of our information technology infrastructure, and as a result these risks extend to third parties with whom we work, and those third parties may have access to our information.

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

The state of California recently enacted the CCPA, which creates new individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA went into effect on January 1, 2020 and may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information and protected health information. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed on November 3, 2020. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

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

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any therapeutic candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the UK determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs.

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
•
the impact of inflation, including wage inflation, and rising interest rates;
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

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

As of August 1, 2022, we had a total of 38,210,826 shares of common stock outstanding. Shares of restricted stock will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

As of June 30, 2022, our executive officers, directors, beneficial holders of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

4.1	Warrant to Purchase Stock, by and between the Registrant and Silicon Valley Bank, dated as of June 27, 2022.					X

10.1**	Joinder and First Amendment to Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of June 27, 2022.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

* This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

** Schedules omitted pursuant to Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICE Therapeutics, Inc.

Date: August 11, 2022	By:	/s/ J. Kevin Judice, Ph.D.
J. Kevin Judice, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Scott Robertson
Scott Robertson
Chief Business and Financial Officer (Principal Accounting and Financial Officer)