Form 10-Q
period 2022-09-30
DICE Therapeutics, Inc.
filed 2022-11-09
CIK 1645569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 47,671,176 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including inflation, pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials;
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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

DICE THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,271	$115,826
Marketable securities	218,343	203,495
Unbilled receivable	—	2,000
Restricted cash, current	—	150
Prepaid expenses and other current assets	1,223	2,440
Total current assets	267,837	323,911
Property and equipment, net	3,014	1,645
Restricted cash	198	198
Operating lease right-of-use assets	13,474	—
Other noncurrent assets	471	—
TOTAL ASSETS	$284,994	$325,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,388	$1,710
Accrued expenses and other current liabilities	8,905	8,691
Operating lease liabilities, current portion	1,372	—
Term loan, current portion	—	480
Total current liabilities	11,665	10,881
Operating lease liabilities, noncurrent	12,215	—
Other noncurrent liabilities	—	8
Term loan, noncurrent	—	1,916
TOTAL LIABILITIES	23,880	12,805
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 38,182,260 and 38,224,299 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	426,798	416,710
Accumulated deficit	(164,370)	(103,707)
Accumulated other comprehensive loss	(1,318)	(58)
TOTAL STOCKHOLDERS’ EQUITY	261,114	312,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,994	$325,754

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$—	$—	$—	$1,125
Operating expenses:
Research and development	14,730	11,689	42,470	24,292
General and administrative	6,439	4,444	19,301	8,226
Total operating expenses	21,169	16,133	61,771	32,518
Loss from operations	(21,169)	(16,133)	(61,771)	(31,393)
Other income (expense):
Interest and other income, net	702	20	1,516	61
Interest expense	(83)	(60)	(208)	(114)
Loss on extinguishment of debt	—	—	(200)	—
Change in fair value of warrant liability	—	(1,162)	—	(1,318)
Net loss	(20,550)	(17,335)	(60,663)	(32,764)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	264	(2)	(1,260)	(2)
Comprehensive loss	$(20,286)	$(17,337)	$(61,923)	$(32,766)
Net loss per share, basic and diluted	$(0.55)	$(2.30)	$(1.62)	$(8.12)
Weighted-average shares used in computing net loss per share, basic and diluted	37,480,179	7,551,128	37,368,993	4,035,590

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Units and Stockholders’ Equity/Members’ Deficit

(Unaudited)

(In thousands, except member unit data and share amounts)

	Convertible Preferred Units		Common Units		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Units	Cost	Units	Cost	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	—	$—	—	$—	38,224,299	$4	$416,710	$(103,707)	$(58)	$312,949
Issuance of common stock upon exercise of stock options	—	—	—	—	4,976	—	84	—	—	84
Stock-based compensation	—	—	—	—	—	—	1,809	—	—	1,809
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,082)	(1,082)
Net loss	—	—	—	—	—	—	—	(18,591)	—	(18,591)
Balances as of March 31, 2022	—	—	—	—	38,229,275	4	418,603	(122,298)	(1,140)	295,169
Forfeiture of unvested common stock	—	—	—	—	(18,449)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,208	—	—	4,208
Issuance of common stock warrant	—	—	—	—	—	—	522	—	—	522
Other comprehensive loss	—	—	—	—	—	—	—	—	(442)	(442)
Net loss	—	—	—	—	—	—	—	(21,522)	—	(21,522)
Balances as of June 30, 2022	—	—	—	—	38,210,826	4	423,333	(143,820)	(1,582)	277,935
Forfeiture of unvested common stock	—	—	—	—	(28,566)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,465	—	—	3,465
Other comprehensive gain	—	—	—	—	—	—	—	—	264	264
Net loss	—	—	—	—	—	—	—	(20,550)	—	(20,550)
Balances as of September 30, 2022	—	$—	—	$—	38,182,260	$4	$426,798	$(164,370)	$(1,318)	$261,114

	Convertible Preferred Units		Common Units		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/Members’
	Units	Cost	Units	Cost	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balances as of December 31, 2020	12,690,540	$107,374	2,248,687	$—	—	$—	$1,603	$(54,748)	$—	$(53,145)
Stock-based compensation	—	—	—	—	—	—	347	—	—	347
Other comprehensive loss	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(8,066)	—	(8,066)
Balances as of March 31, 2021	12,690,540	107,374	2,248,687	—	—	—	1,950	(62,814)	(7)	(60,871)
Stock-based compensation	—	—	—	—	—	—	396	—	—	396
Tax distributions	—	—	—	—	—	—	(60)	—	—	(60)
Other comprehensive gain	—	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	—	(7,363)	—	(7,363)
Balances as of June 30, 2021	12,690,540	107,374	2,248,687	—	—	—	2,286	(70,177)	—	(67,891)
Issuance of Series C convertible preferred units, net of issuance costs of $1,132	2,619,994	26,044	—	—	—	—	—	—	—	—
Issuance of Series C-1 convertible preferred units, net of issuance costs of $319	4,446,056	59,705	—	—	—	—	—	—	—	—
Conversion of convertible preferred, common and profit interest units to common stock	(19,756,590)	(193,123)	(2,248,687)	—	24,366,797	2	193,121	—	—	193,123
Conversion of preferred unit warrants to common stock warrants	—	—	—	—	—	—	535	—	—	535
Issuance of common stock in connection with initial public offering, net of issuance costs of $19,864	—	—	—	—	13,800,000	2	214,706	—	—	214,708
Net exercise of common stock warrants	—	—	—	—	64,648	—	1,224	—	—	1,224
Settlement of fractional shares resulting from reverse stock split	—	—	—	—	(30)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,158	—	—	3,158
Other comprehensive loss	—	—	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	—	—	(17,335)	—	(17,335)
Balances as of September 30, 2021	—	$—	—	$—	38,231,415	$4	$415,030	$(87,512)	$(2)	$327,520

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,663)	$(32,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	593	505
Stock-based compensation	9,482	3,901
Change in fair value of warrant liability	—	1,318
Gain on asset disposal	(28)	—
Amortization of operating lease right-of-use assets	1,221	—
Net accretion and amortization of marketable securities	583	218
Loss on extinguishment of debt	200	—
Amortization of debt issuance costs	131	78
Other non-cash items	500	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,500	—
Prepaid expenses and other assets	1,040	(2,612)
Accounts payable	(287)	1,363
Accrued expenses and other liabilities	188	4,242
Operating lease liabilities	(890)	—
Deferred revenue	—	(1,125)
Deferred rent	—	(9)
Other assets	—	5
Net cash used in operating activities	(46,430)	(24,880)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,800)	(522)
Purchases of marketable securities	(139,252)	(26,971)
Proceeds from maturities of marketable securities	122,561	2,700
Net cash used in investing activities	(18,491)	(24,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions, and offering costs	—	216,182
Proceeds from issuance of convertible preferred units, net of issuance costs	—	83,341
Proceeds from debt financings, net of debt issuance costs	—	2,416
Repayment of term loan	(2,644)	—
Payments of Series C issuance costs	(192)	—
Proceeds from stock option exercises	84	—
Payments of debt issuance costs	(32)	—
Payments on capital lease obligations	—	(99)
Payments for tax distributions	—	(45)
Net cash (used in) provided by financing activities	(2,784)	301,795
Net increase (decrease) in cash, cash equivalents and restricted cash	(67,705)	252,122
Cash, cash equivalents and restricted cash at beginning of period	116,174	59,836
Cash, cash equivalents and restricted cash at end of period	$48,469	$311,958
SUPPLEMENTAL NON-CASH OPERATING INFORMATION:
Right-of-use assets obtained in exchange for lease liabilities	$14,477	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment additions included in accounts payable and accrued liabilities	$343	$—
Offering costs included in accounts payable and accrued liabilities	$—	$1,475
Issuance costs for convertible preferred units included in accounts payable and accrued liabilities	$—	$257
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$48,271	$311,610
Restricted cash	198	348
Total cash, cash equivalents and restricted cash	$48,469	$311,958

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

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on public and private equity to fund its operations. As of September 30, 2022, the Company had an accumulated deficit of $164.4 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability, and until then, the Company will need to continue to raise additional capital. As of September 30, 2022, the Company had cash, cash equivalents, and marketable securities of $266.6 million. Based on the current plan, the Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2022 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

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

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all necessary adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2022, and its results of operations and comprehensive loss and changes in stockholders’ equity and members’ deficit for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, as filed on March 28, 2022.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$47,771	$—	$—	$47,771
US treasuries	56,300	—	—	56,300
Corporate securities and commercial paper	—	147,081	—	147,081
Asset-backed securities	—	14,962	—	14,962
Total assets measured at fair value	$104,071	$162,043	$—	$266,114

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$115,410	$—	$—	$115,410
US treasuries	24,053	—	—	24,053
Government treasury and agency securities	—	7,600	—	7,600
Corporate securities and commercial paper	—	150,037	—	150,037
Asset-backed securities	—	21,805	—	21,805
Total assets measured at fair value	$139,463	$179,442	$—	$318,905

The following table presents the changes in fair values of the Company’s convertible preferred stock warrants and common stock warrants, classified as level 3 financial liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$—	$598	$—	$314
Fair value of warrants issued in connection with debt financing	—	(1)	—	127
Change in fair value	—	1,162	—	1,318
Conversion of convertible preferred stock warrants to common stock warrants upon the closing of the IPO	—	(535)	—	(535)
Reclassification of fair value of warrants to equity upon the net exercise of warrants	—	(1,224)	—	(1,224)
Ending balance	$—	$—	$—	$—

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

4.
Investments

The amortized cost, unrealized gain and loss, and fair value of the Company’s investments in marketable securities by major security type are as follows (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$47,771	$—	$—	$47,771
US treasuries	56,597	—	(297)	56,300
Corporate securities and commercial paper	148,021	—	(940)	147,081
Asset-backed securities	15,043	—	(81)	14,962
Total financial assets	$267,432	$—	$(1,318)	$266,114

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$115,410	$—	$—	$115,410
US treasuries	24,056	1	(4)	24,053
Government treasury and agency securities	7,606	—	(6)	7,600
Corporate securities and commercial paper	150,074	3	(40)	150,037
Asset-backed securities	21,817	—	(12)	21,805
Total financial assets	$318,963	$4	$(62)	$318,905

Investments with unrealized losses have been in a loss position for less than twelve months, and the unrealized losses were considered to be temporary in nature. Unrealized losses as of September 30, 2022 are attributed to changes in market interest rates. The Company does not intend to sell the investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of September 30, 2022, the fair value of the Company’s marketable debt securities, by maturity date, were as follows (in thousands):

Amount
Due within one year	$211,337
Due after one through five years	7,006
Total marketable securities	$218,343

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

No revenue was recognized related to the Sanofi Agreement, as amended, for the three and nine months ended September 30, 2022 and 2021. In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement effective as of July 13, 2022. As a result, the Company regained worldwide rights to the previously partnered oral immuno-oncology program in July 2022.

Under the Sanofi Agreement, the Company earned Sum of the Evidence (“SOE”) points depending on the milestone achieved and Sanofi’s elections. In connection with this right, the Company recognized $2.0 million in revenue in 2018, when SOE points were earned. The contract asset is recorded as an unbilled receivable of $2.0 million in the condensed consolidated balance sheets as of December 31, 2021. In August 2022, the Company reached a negotiated settlement of the receivable of $1.5 million. As of September 30, 2022 the receivable was collected and all related performance obligations have been satisfied.

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

The Company initiated research activities on the active collaboration targets in March 2018 and submitted five milestone packages for Genentech to review in 2019. The Company recognized collaboration revenue upon the completion of the milestone packages and research services. In June 2021, the Genentech Agreement was terminated, and the Company recognized the remaining $1.1 million of deferred revenue as collaboration revenue for the nine months ended September 30, 2021. No revenue was recognized for the three and nine months ended September 30, 2022.

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

As of September 30, 2022, the Company had recorded an aggregate operating lease ROU asset of $13.5 million and an aggregate operating lease liability of $13.6 million in the accompanying unaudited condensed consolidated balance sheet. As of September 30, 2022, the weighted-average remaining lease term was 6.5 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 10.0%.

As of September 30, 2022, the future minimum payments under operating lease liabilities were as follows (in thousands):

Amount
2022 (remaining three months)	$653
2023	2,665
2024	2,738
2025	2,814
2026	2,891
Thereafter	6,792
Total undiscounted lease payments	18,553
Less: imputed interest	(4,966)
Total lease liabilities	13,587
Less: lease liabilities – current portion	1,372
Lease liabilities – noncurrent portion	$12,215

Operating lease cost for the three and nine months ended September 30, 2022 was $0.7 million and $1.9 million, respectively.

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

Upon execution of the Amendment, the Company repaid the $2.5 million Term Loan and the final payment fee of $0.1 million. Per the Amendment, the associated prepayment fee was waived. As of September 30, 2022, there was no outstanding balance on the Credit Facility.

The Company recorded a loss on extinguishment of debt of approximately $0.2 million in the condensed consolidated statements of operations for the nine months ended September 30, 2022, representing the difference between the carrying amount of the Term Loan and the amount paid to retire the Term Loan.

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

8.
Warrants

Common Stock Warrants

As of September 30, 2022, the Company has an outstanding common stock warrant, issued to SVB in conjunction with the Amendment, to purchase 42,349 shares of common stock at an exercise price of $14.43 per share. The outstanding warrant expires on June 26, 2032. As of December 31, 2021, there were no warrants outstanding.

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

Stock-Based Compensation Expense

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,701	$1,377	$4,752	$1,721
General and administrative	1,764	1,781	4,730	2,180
Total stock-based compensation expense	$3,465	$3,158	$9,482	$3,901

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

	Three and Nine Months Ended September 30,
	2022	2021
Restricted stock subject to future vesting	657,270	1,134,007
Options to purchase common stock	3,678,936	1,417,226
Warrants to purchase common stock	42,349	—
Total	4,378,555	2,551,233

11.
Subsequent Events

On October 17, 2022, the Company completed an underwritten public offering of 9,452,054 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase 1,232,876 shares of common stock, at an offering price of $36.50 per share. Proceeds from the underwritten public offering were approximately $323.6 million after deducting underwriting discounts and estimated offering costs.

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

Our lead therapeutic candidate, DC-806, is an oral antagonist of the pro-inflammatory signaling cytokine, interleukin-17 (“IL-17”), which is a validated drug target implicated in a variety of immunology indications. There are two approved antibody therapeutics, COSENTYX (secukinumab), marketed by Novartis, and TALTZ (ixekizumab), marketed by Eli Lilly, but no oral therapies targeting this pathway. COSENTYX and TALTZ both are approved for the treatment of psoriasis, psoriatic arthritis, ankylosing spondylitis and nonradiographic axial spondyloarthritis, and collectively generated approximately $6.9 billion in worldwide sales in 2021. The Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”) approved our Clinical Trial Application (“CTA”) for DC-806 in September 2021 and on October 11, 2022, we announced positive topline data from our Phase 1 clinical trial in healthy volunteers and psoriasis patients. The Phase 1 trial was designed to generate safety and pharmacokinetic data, as well as provide early clinical proof-of-concept in psoriasis patients. The trial was conducted in three overlapping cohorts: Phase 1a (single ascending dose) and Phase 1b (multiple ascending dose) in healthy volunteers, and a proof-of-concept Phase 1c in psoriasis patients. Clinical proof-of-concept in psoriasis patients was achieved with a mean percentage reduction in PASI from baseline at 4 weeks of 43.7% in the high dose group compared to 13.3% in the placebo group, with an exploratory p-value of 0.0008. Additionally, DC-806 was well tolerated with a favorable safety profile across all dose groups in healthy volunteers and psoriasis patients, with a robust PK profile and clear pharmacodynamic effects on two distinct biomarkers at both high and low doses of DC-806. Collectively these data support further development of DC-806 as a potential best-in-class oral agent for the treatment of psoriasis. We plan to advance DC-806 into a Phase 2b clinical trial in the first half of 2023.

In the second half of 2021, we nominated a development candidate, DC-853, a differentiated fast-follower molecule that in pre-clinical studies has been shown to inhibit IL-17 AA and AF with a mechanism of action similar to that of DC-806. We believe that advancing multiple platform-derived therapeutic candidates unlocks the ability to develop compounds with differentiated properties and has the potential to maximize the value of our IL-17 franchise. Topline data from a Phase 1 clinical trial of DC-853 in healthy volunteers is expected in the second half of 2023.

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

On September 17, 2021, we closed our initial public offering (“IPO”) in which we sold an aggregate of 13,800,000 shares of common stock at a price to the public of $17.00 per share, which included 1,800,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $214.7 million, after deducting underwriting discounts and offering costs. On October 17, 2022, we completed an underwritten public offering of 9,452,054 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,232,876 shares of common stock, at an offering price of $36.50 per share. Proceeds from the underwritten public offering were approximately $323.6 million after deducting underwriting discounts and offering costs.

Our revenue to date has been generated solely from research collaborations and activities. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our therapeutic candidates. We have incurred net losses in each year since inception, except for the year ended December 31, 2016, and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our therapeutic candidates. Our net losses were $60.7 million and $32.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $164.4 million. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our research and development activities.

Collaboration Agreements

Sanofi

In December 2015, we entered into a license and collaboration agreement with Sanofi, which was amended and restated in August 2017 (as amended, the “Sanofi Agreement”), under which we agreed to grant Sanofi an exclusive option to license to develop and commercialize (as applicable), certain compounds into products. In March 2022, Sanofi notified us that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement, effective July 13, 2022. As a result, we regained worldwide rights to the program in July 2022. No further revenue will be recognized from this arrangement.

Upon the signing of the Sanofi Agreement in December 2015, Sanofi paid us an initial fee of $8.0 million for target exclusivity rights and an additional $1.0 million annual technology access and development fees. In December 2016, Sanofi paid us an additional $9.0 million fee for the same services. In connection with the right to earn Sum of Evidence (“SOE”) points under the Sanofi Agreement, we recognized $2.0 million in revenue in 2018, when SOE points were earned. The contract asset is recorded as an unbilled receivable of $2.0 million as of December 31, 2021. In August 2022, we reached a negotiated settlement of our receivable of $1.5 million. As of September 30, 2022 the receivable was no longer outstanding.

Genentech

In November 2017, we entered into a collaboration agreement (“Genentech Agreement”) with Genentech, Inc. In June 2021, the collaboration research program was terminated, and the remaining $1.1 million of deferred revenue was recognized in that period. No further revenue will be recognized from this arrangement.

Components of Results of Operations

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses. A significant portion of our research and development costs have been external costs, which we track by stage of development, preclinical or clinical. However, we do not track our indirect costs on a program specific basis because these costs are deployed across multiple projects and, as such, are not separately classified. Once our IL-17 program completed IND-enabling studies and entered into Phase 1 clinical trials, we began to separately present the external costs associated with that program.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue:
Collaboration revenue	$—	$—	$—	—	$—	$1,125	$(1,125)	(100%)
Operating expenses:
Research and development	14,730	11,689	3,041	26%	42,470	24,292	18,178	75%
General and administrative	6,439	4,444	1,995	45%	19,301	8,226	11,075	135%
Total operating expenses	21,169	16,133	5,036		61,771	32,518	29,253
Loss from operations	(21,169)	(16,133)	(5,036)		(61,771)	(31,393)	(30,378)
Other income (expense):
Interest and other income, net	702	20	682	*	1,516	61	1,455	*
Interest expense	(83)	(60)	(23)	38%	(208)	(114)	(94)	82%
Loss on extinguishment of debt	—	—	—	—	(200)	—	(200)	*
Change in fair value of warrant liability	—	(1,162)	1,162	(100%)	—	(1,318)	1,318	(100%)
Net loss	$(20,550)	$(17,335)	$(3,215)		$(60,663)	$(32,764)	$(27,899)

* Not meaningful

Operating Expenses

Research and Development Expenses

Research and development expenses were $14.7 million and $42.5 million for the three and nine months ended September 30, 2022, respectively, compared to $11.7 million and $24.3 million for the three and nine months ended September 30, 2021, respectively. The increase of $3.0 million for the three months ended September 30, 2022 was primarily due to increases of $2.0 million related to personnel-related expenses resulting from an increase in headcount and stock-based compensation and $1.5 million related to our other research programs, partially offset by a decrease of $0.9 million related to our activities for our IL-17 franchise. The increase of $18.2 million for the nine months ended September 30, 2022 was primarily due to increases of $7.3 million related to personnel-related expenses resulting from an increase in headcount and stock-based compensation, $6.6 million related to increased activities for our Phase 1 study as we advanced our IL-17 franchise, increases of $3.2 million related to our other research programs and increases of $1.1 million related to facilities. The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2022	2021	Change	2022	2021	Change
Direct costs:
IL-17	$5,764	$6,639	$(875)	$19,457	$12,883	$6,574
Other programs	2,906	1,381	1,525	6,567	3,339	3,228
Indirect costs:
Personnel-related expenses (including stock-based compensation)	5,160	3,180	1,980	13,898	6,623	7,275
Facilities and other expenses	900	489	411	2,548	1,447	1,101
Total research and development expenses	$14,730	$11,689	$3,041	$42,470	$24,292	$18,178

General and Administrative Expenses

General and administrative expenses were $6.4 million and $19.3 million for the three and nine months ended September 30, 2022, respectively, compared to $4.4 million and $8.2 million for the three and nine months ended September 30, 2021, respectively. The increase of $2.0 million and $11.1 million for the three and nine months ended September 30, 2022, respectively, was primarily due to increases in personnel-related expenses of $0.7 million and $5.2 million, respectively, resulting from an increase in headcount and stock-based compensation; increases in insurance, legal, accounting fees, and other professional service of $1.0 million and $4.2 million, respectively; and increases in facilities and other general expenses of $0.3 million and $1.7 million, respectively.

Liquidity and Capital Resources

Since our inception through September 30, 2022, our operations have been financed primarily by sales of our convertible preferred stock and common stock, through our collaboration agreements, and issuance of debt. In September 2021, we completed our IPO for aggregate proceeds of approximately $214.7 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions. As of September 30, 2022, we had $266.6 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $164.4 million. In October 2022, we completed an underwritten public offering and raised an additional $323.6 million after deducting underwriting discounts and offering costs from the sale of 9,452,054 shares of common stock (inclusive of the full exercise of the underwriters’ option to purchase additional shares).

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2026. Our cash, cash equivalents and marketable securities include money market funds, government agency securities, corporate debt and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Our material cash requirements include our contractual obligations for our operating leases for our corporate headquarters. Our undiscounted future lease payments are $18.6 million, of which we are obligated to make lease payments of $2.6 million in the next twelve months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(46,430)	$(24,880)
Investing activities	(18,491)	(24,793)
Financing activities	(2,784)	301,795
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(67,705)	$252,122

Net Cash Used in Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $46.4 million. The net cash outflow from operations primarily resulted from our net loss of $60.7 million, partially offset by non-cash charges of $12.7 million and changes in net operating assets and liabilities of $1.6 million. The non-cash charges consisted primarily of $9.5 million in stock-based compensation, $1.2 million of amortization of operating lease right-of-use assets, $0.6 million of net accretion and amortization of marketable securities, $0.6 million for depreciation, $0.5 million of other non-cash items, and $0.2 million for the loss on extinguishment of debt. The change in net operating assets and liabilities was primarily due to a $1.5 million decrease in accounts receivable, a $1.0 million decrease in prepaid expenses and other assets, partially offset by a $0.9 million decrease in operating lease liabilities.

For the nine months ended September 30, 2021, net cash used in operating activities was $24.9 million. The net cash outflow from operations primarily resulted from our net loss of $32.8 million, partially offset by a change in net operating assets and liabilities of $1.9 million and non-cash charges of $6.0 million consisting primarily of $3.9 million in stock-based compensation, $1.3 million in the change in fair value of warrant liability, and $0.5 million for depreciation. The change in net operating assets and liabilities was primarily due to a $5.6 million increase in accounts payable and accrued liabilities, primarily due to timing of payments, partially offset by a $2.6 million increase in prepaid expenses and other current assets and a $1.1 million decrease in deferred revenue due to revenue recognition.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $18.5 million due to net purchases of marketable securities of $16.7 million and purchases of property and equipment of $1.8 million.

For the nine months ended September 30, 2021, net cash used in investing activities was $24.8 million due to net purchases of marketable securities of $24.3 million and purchases of property and equipment of $0.5 million.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $2.8 million primarily due to principal payments on the term loan of $2.6 million and payment of issuance costs for Series C preferred units of $0.2 million, partially offset by cash proceeds from the exercise of stock options of $0.1 million.

For the nine months ended September 30, 2021, net cash provided by financing activities was $301.8 million due to the net proceeds of $216.2 million from the issuance of our common stock in our IPO, net of issuance costs paid to date, net proceeds of $83.3 million from the issuance of our Series C and Series C-1 convertible preferred units and net proceeds of $2.4 million from debt financing.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified DC-806 as our lead therapeutic candidate for our IL-17 program, which is now in the clinical development stage. We will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the years ended December 31, 2021 and December 31, 2020, our net losses were approximately $49.0 million and $23.7 million, respectively, and for the nine months ended September 30, 2022 and 2021, our net losses were $60.7 million and $32.8 million, respectively. As of September 30, 2022, we had an accumulated deficit of approximately $164.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our therapeutic candidates.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our therapeutic candidates from the IL-17 program. Conducting preclinical studies and clinical trials for our therapeutic candidates will require substantial funds to complete. As of September 30, 2022, we had $266.6 million in cash, cash equivalents, and marketable securities. In October 2022, we raised an additional $323.6 million after deducting underwriting discounts and offering costs from the sale of 9,452,054 shares of common stock. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our lead therapeutic candidate and fast follower candidate from the IL-17 program, and any future therapeutic candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced therapeutics, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved therapeutics. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We have historically incurred substantial net losses, including net losses of $49.0 million and $23.7 million for the years ended December 31, 2021 and 2020, respectively, and net losses of $60.7 million and $32.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $164.4 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to our research and development efforts. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and members deficit/stockholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

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

We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our Clinical Trial Application (“CTA”), with respect to DC-806, our lead therapeutic candidate from our IL-17 program, was approved by the MHRA in the UK in September 2021. We began dosing for our clinical Phase 1 trial in October 2021, announced positive topline data in October 2022, and we expect to advance into a Phase 2b clinical trial in the first half of 2023. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our therapeutic candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our therapeutic candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals including approval by the MHRA and the FDA. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates.

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

We have invested a significant portion of our efforts and financial resources in the development of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate DC-853, and related compounds in our IL-17 program. Our ability to generate commercial product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead therapeutic candidate. In September 2021, the MHRA approved our CTA for DC-806, our lead therapeutic candidate from our IL-17 program. In October 2021, we commenced our Phase 1 clinical trial, and in October 2022, we announced positive topline data. We expect to advance into a Phase 2b clinical trial in the first half of 2023. We have not previously submitted a new drug application (“NDA”) to the FDA, or any other similar regulatory approval filings to the MHRA or comparable foreign authorities, for therapeutic candidates, and we cannot be certain that our therapeutic candidates will be successful in clinical trials or receive regulatory approval. Further, our therapeutic candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA Advisory Committee, the MHRA or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a therapeutic candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies (“REMS”) or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our therapeutic candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our therapeutic candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such therapeutics, if approved.

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

We have not begun our Phase 2 clinical trial for our lead therapeutic candidate, DC-806, and all of our other therapeutic candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our therapeutic candidates, including DC-806, will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any therapeutic candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our therapeutic candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our therapeutic candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their therapeutic candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their therapeutics. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of therapeutic candidates proceeding through clinical trials. Most therapeutic candidates that commence clinical trials are never approved as therapeutics and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support clinical development of our current or any of our future therapeutic candidates.

Our lead program targets the IL-17 pathway. We intend to advance DC-806 into a Phase 2b clinical trial in the first half of 2023 and to advance related compounds in the IL-17 program toward CTA submissions in the future. Commencing our future clinical trials is subject to finalizing the trial design and submitting a CTA to the MHRA or a similar submission to the FDA or a similar foreign regulatory authority. Even after we submit our CTA or comparable submissions in other jurisdictions, the MHRA, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, such as the topline data we recently announced for our Phase 1 clinical trial of DC-806, our lead therapeutic candidate from our IL-17 program. Preliminary, interim and topline data is based on an analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the therapeutic candidate that could cause our therapeutic candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Our IL-17 program, initially under development for treatment of psoriasis, if approved would face competition from approved psoriasis treatments marketed by Novartis, Amgen, Eli Lilly, and Bristol Myers Squibb, in addition to other major pharmaceutical companies.

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

As of September 30, 2022, we had 65 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to expand our capabilities as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Several pending legislative efforts, including President Biden’s larger Build Back Better legislative agenda and draft bill text, incorporate these drug pricing reforms in addition to inflationary rebates on Part B and Part D drugs that would be payable on commercial and governmental program utilization, policies aimed at redesigning the Medicare Part D benefit and adopting drug price transparency measures. Drug manufacturers who are unwilling to negotiate with Medicare would be subject to additional excise taxes. Additionally, the plan would impose tax penalties on drug manufacturers that increase the prices of drug products faster than the rate of inflation. If elements of the recently announced prescription drug pricing plan become law, our pricing strategy and commercial prospects may be adversely affected. It is unclear to what extent new statutory, regulatory, and administrative initiatives will be enacted and implemented and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. These initiatives recently culminated in the enactment of the Inflation Reduction Act (the “IRA”), in August 2022, which will, among other things, allow U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

As of October 31, 2022, we had a total of 47,671,176 shares of common stock outstanding. Shares of restricted stock will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

As of September 30, 2022, our executive officers, directors, beneficial holders of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with annual report for our fiscal year ending December 31, 2022. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” we will be required to have an audit of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

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

DICE Therapeutics, Inc.

Date: November 9, 2022	By:	/s/ J. Kevin Judice, Ph.D.
J. Kevin Judice, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Scott Robertson
Scott Robertson
Chief Business and Financial Officer (Principal Accounting and Financial Officer)