Form 10-K
period 2022-12-31
DICE Therapeutics, Inc.
filed 2023-03-15
CIK 1645569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File Number: 001-40794

DICE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $436,630,585. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s common stock outstanding as of March 8, 2023 was 47,711,123.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated herein by reference into Part III of this Annual Report.

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
•
the scope and timing of our pipeline expansion efforts;
•
the timing of and our ability to obtain and maintain regulatory approvals for our therapeutic candidates;
•
future agreements and partnerships with third parties in connection with the commercialization of our therapeutic candidates;
•
the estimated market size for, and the rate and degree of market acceptance and clinical utility of, our therapeutic candidates;
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
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including inflation, pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

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

Our lead therapeutic candidate, DC-806, is an oral antagonist of the pro-inflammatory signaling molecule, interleukin-17 (“IL-17”), which is a validated drug target implicated in a variety of immunology indications. There are two approved antibody therapeutics, COSENTYX (secukinumab), marketed by Novartis, and TALTZ (ixekizumab), marketed by Eli Lilly, but no oral therapies targeting this pathway. COSENTYX and TALTZ both are approved for the treatment of psoriasis, psoriatic arthritis, ankylosing spondylitis and non-radiographic axial spondyloarthritis, and collectively generated approximately $7.3 billion in worldwide sales in 2022. The Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”) approved our Clinical Trial Application (“CTA”) for DC-806 in September 2021 and in October 2022, we announced positive topline data from our Phase 1 clinical trial in healthy volunteers and psoriasis patients. The Phase 1 trial was designed to generate safety and pharmacokinetic (“PK”) data, as well as provide early clinical proof-of-concept in psoriasis patients. The trial was conducted in three overlapping cohorts: Phase 1a (single ascending dose) and Phase 1b (multiple ascending dose) in healthy volunteers, and a proof-of-concept Phase 1c in psoriasis patients. Clinical proof-of-concept in psoriasis patients was achieved with a mean percentage reduction in Psoriasis Area and Severity Index (“PASI”) from baseline at 4 weeks of 43.7% in the high dose group compared to 13.3% in the placebo group, with an exploratory p-value of 0.0008. Additionally, DC-806 was well tolerated with a favorable safety profile across all dose groups in healthy volunteers and psoriasis patients, with a robust PK profile and clear pharmacodynamic effects on two distinct biomarkers at both high and low doses of DC-806. Collectively these data support further development of DC-806 as a potential best-in-class oral agent for the treatment of psoriasis. Our investigational new drug (“IND”) application was cleared by the U.S. Food and Drug Administration (“FDA”) in March 2023 and is in effect for DC-806. We plan to advance DC-806 into a global Phase 2b clinical trial in the first half of 2023.

In the second half of 2021, we nominated a development candidate, DC-853, a differentiated fast-follower molecule that in pre-clinical studies has been shown to inhibit IL-17AA and IL-17AF in a manner similar to that of DC-806. The MHRA in the UK approved our CTA for DC-853 in February 2023. We began dosing healthy volunteers in our Phase 1 clinical trial with DC-853 and expect topline data in the second half of 2023. We believe that advancing multiple platform-derived therapeutic candidates unlocks the ability to develop compounds with differentiated properties and has the potential to maximize the value of our IL-17 franchise, and therefore we intend to nominate an additional, structurally differentiated IL-17 inhibitor as a development candidate and progress it through IND-enabling studies.

We also are developing oral therapeutic candidates targeting α4ß7 integrin for the treatment of inflammatory bowel disease (“IBD”) and evaluating oral therapeutic candidates targeting αVß1/αVß6 integrin for the treatment of fibrosis. Additionally, in July 2022, we regained worldwide rights to a previously partnered oral immuno-oncology program, small-molecule PD-L1 inhibitors discovered using our DELSCAPE platform. Leveraging DELSCAPE, we are also evaluating other novel and validated immunology targets, including interleukin-23 (“IL-23”), tumor necrosis factor α (“TNFα”), neonatal Fc receptor (“FcRn”), and thymic stromal lymphopoietin (“TSLP”), among other potential targets, with a view toward advancing one or more programs into clinical development.

Biologics Have Transformed the Inflammatory Disease Landscape, but Are Not Ideally Suited for Chronic Treatment

Some of the most clinically and commercially successful drugs are biologics that modulate extracellular signaling by binding to cellular receptors or their ligands. One such class of biologics is monoclonal antibodies (“mAbs”) which represented an over $150 billion market in 2020. Drugs such as HUMIRA (adalimumab), and REMICADE (infliximab), originally approved in the late 1990s and early 2000s, have transformed the treatment of inflammatory diseases such as psoriasis, IBD, and psoriatic and rheumatoid arthritis. Although the latest generation of approved biologics demonstrate improved efficacy and dosing intervals, they continue to face the same underlying challenges: (i) requiring administration through subcutaneous injections or intravenous infusions and (ii) regular patient monitoring. Despite generally inferior therapeutic benefit to biologics, there remains a strong preference among many patients and clinicians for orally-administered therapeutics.

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

Feasibility: PPI-Disruption of Dimeric and Trimeric Targets. We then, based on an assessment of feasibility, prioritize potential targets with structural features that make them ideal candidates for small molecule inhibition using our approach. Inhibition of PPIs by small molecules historically has been challenging because interactions between proteins usually involve large, complementary binding areas that lack features that would allow for small molecules to selectively bind and directly block the PPI. Antibodies can overcome this limitation due to the large nature of their complementary binding areas, but their large size makes them unsuitable for oral administration as they are not absorbed in the gut. We believe that the best opportunities for orally-dosed, small molecule inhibitors of PPIs are presented by targets that are dimeric (having two discrete components) or trimeric (having three discrete components). We have observed that opportunities for potent and selective small molecule binding may be found at the interfaces between the protein components. Importantly, in preclinical studies, we have demonstrated that our small molecule constructs effectively blocked a PPI without directly obscuring the interaction surface. For example, as shown in Figure 1 below, crystal structures show that our IL-17 inhibitors bind in a cleft between the two components of an IL-17 dimer and do not directly block the face that interacts with the IL-17 receptor. Although the bound small molecule (shown in yellow) does not directly block the receptor-binding surface, it potently inhibits the binding of IL-17AA to the receptor.

Figure 1: (a) Receptor-bound structure (PDB: 4HSA) of the homodimer IL-17AA with IL-17 receptor hidden to view surface contacts involved in the PPI. The two IL-17A monomers are colored dark blue and light blue and atoms within 4.0Å of IL-17RA are colored red. (b) Structure IL-17AA with our small molecule inhibitor bound in the cleft between the two monomers. Although the bound small molecule does not directly block the receptor-binding surface, it potently inhibits binding of IL-17AA to the receptor.

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

DELSCAPE Platform: Accelerating Hit-to-Lead Development. Finally, we utilize our proprietary DNA-encoded library (“DEL”) chemistry to accelerate the hit-to-lead phase of compound optimization. We use DEL in a novel way, producing libraries that incorporate known binders—often with poor potency, selectivity or drug-like properties—into the library design, greatly increasing the percentage of hits and thus the depth of structure-activity relationships (“SAR”) we can obtain from a single experiment. With our proprietary approach, we generate smaller, targeted libraries, typically between 100,000 and 1 million discrete compounds, and obtain data that enables both quantitative and qualitative assessment of a landscape of small molecule hits. We therefore do not need to aim for the massive diversity (billion to trillions of compounds) reported by companies that conventionally utilize unbiased DELs for hit-finding and, importantly, not for the hit-to-lead phase of compound optimization. Our approach can extend well beyond binding optimization to further produce insights into functional activity and selectivity. We think of this process as performing medicinal chemistry but on a very large scale, in parallel, and it is what allows us to accelerate this phase of drug discovery against these difficult PPI targets.

Our Pipeline

We are leveraging our proprietary DELSCAPE platform to design and develop a pipeline of wholly-owned oral therapeutic candidates against validated biologic targets to address chronic diseases in immunology and other therapeutic areas. Our pipeline is shown below:

Our Oral Therapeutic Candidates Targeting IL-17 for Immunology Indications

Our lead therapeutic candidate, DC-806, is an orally-available small molecule antagonist of IL-17 being developed initially for the treatment of psoriasis with the objective of achieving therapeutic benefit similar to that of the injectable biologics, COSENTYX and TALTZ, with potential expansion of development into indications known to be responsive to IL-17 inhibition. COSENTYX and TALTZ are anti-IL-17 mAbs that inhibit both IL-17AA and IL-17AF isoforms, but not the IL-17FF isoform, and have been approved by the FDA and other foreign regulatory authorities, for the treatment of psoriasis and other immunology indications. The global psoriasis drug market was estimated to be $24.2 billion in 2022 according to Evaluate Pharma, and approved anti-IL-17 mAbs comprised an estimated $5.6 billion. The total market opportunity for therapeutics targeting all IL-17 mAb-approved indications, including psoriasis, represented $32.0 billion in 2022, of which anti-IL-17 mAbs captured $7.5 billion.

In psoriasis, results from pivotal trials for COSENTYX and TALTZ show therapeutic benefits that are approximately double those shown in the pivotal trials for apremilast, an oral phosphodiesterase 4 (PDE4) inhibitor marketed as OTEZLA by Amgen. Despite its inferior therapeutic benefit, OTEZLA generated sales of $2.3 billion in 2022, primarily due to the convenience of its oral administration for patients and clinicians. We therefore believe an oral IL-17 small molecule inhibitor with comparable therapeutic benefit to its systemic biologics counterparts represents a significant market opportunity in psoriasis and other immunology indications where IL-17 inhibition is relevant, including non-radiographic axial spondyloarthritis, ankylosing spondylitis, psoriatic arthritis, juvenile idiopathic arthritis and hidradenitis suppurativa.

In preclinical studies, DC-806 was able to selectively inhibit both IL-17AA and IL-17AF isoforms, while sparing the IL-17FF isoform. Furthermore, we have shown that DC-806 matched the anti-inflammatory activity of an anti-IL-17 mAb in a well-established animal model. The MHRA in the UK approved our CTA in September 2021. In October 2022, we announced positive topline data from our Phase 1 clinical trial in healthy volunteers and psoriasis patients. Clinical proof-of-concept in psoriasis patients was achieved with a mean percentage reduction in PASI from baseline at 4 weeks of 43.7% in the high dose group compared to 13.3% in the placebo group, with an exploratory p-value of 0.0008. Additionally, DC-806 was well tolerated with a favorable safety profile across all dose groups in healthy volunteers and psoriasis patients, with a robust PK profile and clear pharmacodynamic effects on two distinct biomarkers at both high and low doses of DC-806. Collectively these data support further development of DC-806 as a potential best-in-class oral agent for the treatment of psoriasis. Our IND application was cleared by the FDA in March 2023 and is in effect for DC-806. We plan to advance DC-806 into a global Phase 2b clinical trial in the first half of 2023.

Our IL-17 expertise, coupled with DELSCAPE, has enabled us to build what we believe is the most comprehensive and functional DEL for IL-17 small molecule inhibitors in the industry, and has resulted in the generation of multiple potential therapeutic candidates of IL-17 inhibitors with structural classes distinct from that of DC-806. To take advantage of the depth of our IL-17 capabilities, we have adopted a strategy to advance two additional, structurally-distinct therapeutic candidates through IND-enabling studies, and to progress the first of these candidates into clinical trials. In the second half of 2021, we nominated a development candidate, DC-853, a differentiated fast-follower molecule that in pre-clinical studies has been shown to inhibit IL-17AA and IL-17AF in a manner similar to that of DC-806. The MHRA in the UK approved our CTA for DC-853 in February 2023. We began dosing healthy volunteers in our Phase 1 clinical trial with DC-853 and expect topline data in the second half of 2023. Nomination of a second additional, differentiated, novel scaffold development candidate is expected in 2023. We believe that advancing multiple platform-derived therapeutic candidates unlocks the ability to develop compounds with differentiated properties and has the potential to maximize the value of our IL-17 franchise.

Our α4ß7 Integrin Antagonist Program

Alpha 4 beta 7 (“α4ß7”) is a powerful signaling molecule embedded in the cell membranes of immune cells and is an established target for IBD. ENTYVIO (vedolizumab) is an anti-α4ß7 mAb which is approved for the treatment of ulcerative colitis (“UC”) and Crohn’s disease (“CD”). We believe that there is an unmet need for convenient oral therapies for these indications due to their chronic nature. The dimeric nature of integrins (which consist of one alpha protein subunit and one beta protein subunit), as well as the existence of chemical starting points enabled us to apply DELSCAPE to identify potent and highly selective small molecule inhibitors of α4ß7. We believe that the high selectivity for α4ß7 over α4ß1 is a key feature of ENTYVIO and will be critical for the development of a small molecule therapeutic. Our lead compounds demonstrate over 1,000-fold selectivity for α4ß7 over α4ß1. In contrast, TYSABRI (natalizumab) binds to both α4ß7 and α4ß1, and this selectivity for α4ß1 has been linked to progressive multifocal leukoencephalopathy, resulting in the FDA restricting its use in IBD. Our α4ß7 program is in the lead optimization stage and we expect to nominate a therapeutic candidate for this program by the end of 2023.

Our αVß1/αVß6 Integrin Antagonist Program

We are also evaluating antagonists of the alpha V (“αV”) family of integrins for the treatment of fibrosis. Increased expression of the integrins alpha V beta 1 (“αVß1”) and alpha V beta 6 (“αVß6”) has been observed in patients with idiopathic pulmonary fibrosis (“IPF”) and it has been demonstrated that increased levels of αVß1 and αVß6 drive increased activation of TGF-ß, a potent pro-fibrotic mediator. Preclinical data indicates that inhibitors of αVß1 and αVß6 have potential as therapeutics for the treatment of IPF and other fibrotic diseases by reducing TGF-ß activation. DELSCAPE enabled us to identify potentially potent inhibitors of αVß1 and αVß6 with a variety of selectivity profiles ranging from αVß1-selective, to dual-selective, to αVß6-selective. From these hits, we have generated multiple lead series with the potential to provide clinical candidates. We will continue to monitor the evolving αV integrin clinical landscape for additional target validation prior to committing further resources toward advancing the αV integrin antagonist program.

Our Programmed Death-Ligand 1 (“PD-L1”) Program

We previously partnered with Sanofi to apply our DELSCAPE platform outside of our core immunology focus. This partnered program was a small molecule against programmed death-ligand 1 (“PD-L1”), an immuno-oncology target that has been clinically and commercially validated with antibody therapeutics. Through our collaboration with Sanofi, we were able to identify small molecules that disrupt this immuno-oncology target in a manner mechanistically similar to the approach taken in our IL-17 and integrin programs. Although the antibodies directed to this target have been successful, there are two areas where we believe that a small molecule solution could have advantages over a biologic. First, a small molecule may have better tissue and membrane penetration than an antibody, with the potential to deliver increased clinical benefit in solid tumors, and potentially in brain tumors. Second, small molecule drugs, in general, have shorter half-lives than antibody therapeutics. In cases where treatment leads to the development of adverse events, the discontinuation of dosing of a small molecule could lead to elimination of a drug from the body within hours and potentially result in more rapid alleviation of an adverse event than an antibody therapeutic, which could remain active for weeks. In March 2022, Sanofi notified the

Company that it no longer intended to develop therapeutic candidates under the partnered program. Due to this program being outside of our core immunology focus, we intend to re-partner this program.

Our Collaborations

Given the broad therapeutic potential of our DELSCAPE platform, we have in the past and will continue to opportunistically evaluate partnerships with leading pharmaceutical companies for drug targets outside our core strategic focus in immunology. We presently have a collaboration with Insitro, which is designed to combine our DELSCAPE platform and Insitro’s machine learning-enabled drug discovery capabilities for the discovery and prediction of potential therapeutic candidates.

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

Our Strategy

Our goal is to be an industry leader in PPI disruption biology and drug development. We intend to develop a broad portfolio of oral therapeutic candidates for immunologic diseases with our PPI disruption approach. Our strategies to achieve this goal are:

•
Maximize the value of our IL-17 franchise by advancing DC-806 through clinical development in psoriasis, exploring potential development in other indications where IL-17 is implicated and advancing at least one other IL-17 inhibitor into clinical development. We believe our lead program, DC-806, has the potential to capture a significant share of the multi-billion-dollar commercial opportunity in psoriasis by addressing the high unmet need of patients seeking effective, oral therapeutics. Our IND application was cleared by the FDA in March 2023 and is in effect for DC-806. We intend to advance this program into a global Phase 2b clinical trial in the first half of 2023 and through further clinical development, leveraging insights from the drug development and regulatory pathways of already-approved anti-IL-17 mAbs. Following the completion of our planned clinical development in psoriasis, we intend to explore development of DC-806 in other diseases where anti-IL-17 mAbs are already marketed, including non-radiographic axial spondyloarthritis, ankylosing spondylitis, and psoriatic arthritis, as well as those where anti-IL-17 mAbs have demonstrated clinical efficacy, such as juvenile idiopathic arthritis and hidradenitis suppurativa. Furthermore, we are advancing two additional, structurally-distinct therapeutic candidates through IND-enabling studies. In the second half of 2021, we nominated a development candidate, DC-853, a differentiated fast-follower molecule that in pre-clinical studies has been shown to inhibit IL-17AA and IL-17AF in a manner similar to that of DC-806. The MHRA in the UK approved our CTA for DC-853 in February 2023. We began dosing healthy volunteers in our Phase 1 clinical trial with DC-853 and expect topline data in the second half of 2023. Nomination of a second additional, differentiated, novel scaffold development candidate is expected in 2023.
•
Advance our selective α4ß7 integrin antagonist into the clinic for development in IBD. We are developing an orally-available α4ß7 integrin antagonist intended to drive anti-inflammatory activity for the treatment of moderate-to-severe IBD. Given the lack of orally-available therapeutics that can safely and effectively achieve sustained remission, we believe that there would be a substantial commercial opportunity for an oral α4ß7 antagonist that could deliver comparable anti-inflammatory activity to the currently marketed biologic and standard of care, ENTYVIO, without the burden associated with injectable administration. Our α4ß7 antagonist program is currently in lead optimization and we anticipate nominating a therapeutic candidate by the end of 2023.

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

Historical Design and Utilization of DNA-Encoded Libraries

DELs were developed to enable the synthesis and screening of vast numbers of small molecule drug candidates at a scale that is not possible to achieve by traditional approaches. By covalently linking each small molecule in a large collection (library) of possible hits to a unique DNA tag, each member of the library then carries a barcode that specifies its structure and the means used to make it. Because each member of the library carries its own unique barcode, the entire collection of molecules in the library can be tested simultaneously for their ability to bind to a specific target. In such an assay, the target is immobilized to a solid support and then a sample of the library is passed over it. Individual members of the library that bind to the target thus stick tight, allowing the other, non-binding components of the mixture to be washed away. In the final step of the process the binders are identified, using a procedure such as polymerase chain reaction (“PCR”) to read their DNA barcodes. This process typically produces a small number of binders, or hits, which can then serve as starting points for a labor-intensive medicinal chemistry process known as hit-to-lead optimization.

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

The MHRA in the UK approved our CTA in September 2021 and in October 2022, we announced positive topline data from our Phase 1 clinical trial in healthy volunteers and psoriasis patients. Clinical proof-of-concept in psoriasis patients was achieved with a mean percentage reduction in PASI from baseline at 4 weeks of 43.7% in the high dose group compared to 13.3% in the placebo group, with an exploratory p-value of 0.0008. Additionally, DC-806 was well tolerated with a favorable safety profile across all dose groups in healthy volunteers and psoriasis patients, with a robust PK profile and clear pharmacodynamic effects on two distinct biomarkers at both high and low doses of DC-806. Collectively these data support further development of DC-806 as a potential best-in-class oral agent for the treatment of psoriasis. Our IND application was cleared by the FDA in March 2023 and is in effect for DC-806. We plan to advance DC-806 into a global Phase 2b clinical trial in the first half of 2023.

To take advantage of the depth of our IL-17 capabilities, we have adopted a strategy to advance two additional, structurally-distinct therapeutic candidates through IND-enabling studies, and to progress the first of these candidates into clinical trials. In the second half of 2021, we nominated a development candidate, DC-853, a differentiated fast-follower molecule that in pre-clinical studies has been shown to inhibit IL-17AA and IL-17AF in a manner similar to that of DC-806. The MHRA in the UK approved our CTA for DC-853 in February 2023. We began dosing healthy volunteers in our Phase 1 clinical trial with DC-853 and expect topline data in the second half of 2023. Nomination of a second additional, differentiated, novel scaffold development candidate is expected in 2023. We believe that advancing multiple platform-derived therapeutic candidates unlocks the ability to develop compounds with differentiated properties and has the potential to maximize the value of our IL-17 franchise.

Psoriasis Disease Background

Psoriasis is a chronic, inflammatory skin disease characterized by rapid turnover, excessive proliferation and lack of differentiation of skin cells (keratinocytes). Psoriasis is estimated to affect more than 125 million people worldwide and more than 8 million people in the United States. According to Evaluate Pharma, the global psoriasis market was estimated to be $24.2 billion in 2022. In plaque psoriasis, the most common type of psoriasis, patches of skin called lesions or plaques become red and inflamed and are covered by a white scale. The extent of inflammation can be limited to a few lesions or can involve moderate to large areas of the skin and scalp. A standard measure of disease is the PASI score, which takes into account the percent of body surface area affected and the severity of the lesions. Psoriasis is not simply a cosmetic problem; it is associated with many comorbidities including psoriatic arthritis, CD, psychological and psychiatric disorders, uveitis, metabolic syndrome, cardiovascular, celiac disease, nonalcoholic fatty liver disease and erectile dysfunction. In a recent survey, nearly 60% of people with psoriasis reported missing an average of 26 days of work a year attributable to their illness.

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

Methotrexate, used to treat psoriasis since 1971, remains the most widely used systemic therapy, although its use continues to decline due to concerns about side effects including hepatotoxicity and bone marrow suppression that require mandatory routine monitoring. Cyclosporine, a potent immunosuppressant, is another oral option, however, it is associated with a number of adverse events and its use in psoriasis carries a boxed warning for renal toxicity requiring chronic monitoring and limiting long term use. OTEZLA (apremilast), first approved in 2014, is an oral PDE4 inhibitor. In two pivotal clinical trials, 29-33% of patients treated with OTEZLA achieved a PASI 75 response after 16 weeks of therapy, meaning that their PASI score declined by 75% or more following treatment. In the placebo groups, this response rate was only 5-6%. In these trials, patients treated with OTEZLA experienced on average a 30-40% reduction from baseline in their PASI scores at four weeks with an average placebo response of 13-15% reduction. Of the patients who discontinue treatment with OTEZLA, 71% do so because of lack of efficacy. Although safety concerns are considered lower with OTEZLA than with biologic therapies or methotrexate, approximately nine percent of patients treated with OTEZLA experience diarrhea or nausea. Despite these limitations, worldwide sales of OTEZLA totaled $2.3 billion in 2022. SOTYKTU (deucravacitinib), approved in September of 2022, is an allosteric inhibitor of tyrosine kinase 2 (TYK2). In two pivotal clinical trials, 54-59% of patients treated with SOTYKTU achieved a PASI 75 response after 16 weeks of therapy. In the placebo groups, this response rate was 9-13%. In these trials, patients treated with SOTYKTU experienced a 40-43% reduction from baseline in their PASI scores at four weeks with an average placebo response of 17-18% reduction. SOTYKTU’s long-term safety profile remains unknown, and will be further evaluated in an FDA mandated post-marketing safety study.

A 30-milligram dose of OTEZLA, administered twice daily, was evaluated in two pivotal trials (ESTEEM-1 and ESTEEM-2) with 844 and 413 patients, respectively. A 6-milligram dose of SOTYKTU, administered once daily, was evaluated in two pivotal trials (POETYK PSO-1 and POETYK PSO-2) with 666 and 1020 patients, respectively.

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

The Unmet Medical Need in Psoriasis

While there are now numerous approved therapies for psoriasis, we believe there remains a significant unmet medical need for patients and clinicians to effectively and conveniently manage this chronic disease. Although the latest generation of approved biologics are considered to be highly efficacious and are generally able to control disease more effectively, there remains a strong preference among many patients and clinicians for orally-administered therapies, which are commercially successful today despite their limitations. For example, more than twice as many psoriasis patients treated with COSENTYX achieve a PASI 75 response within 12 weeks as compared with those treated with orally-available OTEZLA at 16 weeks, as shown in the figure below. Even after extended dosing, the percentage of patients achieving PASI 75 response with OTEZLA does not approach that of COSENTYX. Despite this inferior efficacy, OTEZLA generated $2.3 billion in global sales in 2022, driven in part by a preference for oral therapies within the psoriasis community.

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

Our Solution: Small Molecule Inhibitors of IL-17 and Our Lead Molecule, DC-806

Our lead therapeutic candidate, DC-806, is an orally-available small molecule antagonist of IL-17 being developed initially for the treatment of psoriasis with the objective of achieving therapeutic benefit similar to that of the injectable biologics, COSENTYX and TALTZ. The MHRA in the UK approved our CTA in September 2021 and in October 2022, we announced positive topline data from our Phase 1 clinical trial in healthy volunteers and psoriasis patients. Clinical proof-of-concept in psoriasis patients was achieved with a mean percentage reduction in PASI from baseline at 4 weeks of 43.7% in the high dose group compared to 13.3% in the placebo group, with an exploratory p-value of 0.0008. Additionally, DC-806 was well tolerated with a favorable safety profile across all dose groups in healthy volunteers and psoriasis patients, with a robust PK profile and clear pharmacodynamic effects on two distinct biomarkers at both high and low doses of DC-806. Collectively these data support further development of DC-806 as a potential best-in-class oral agent for the treatment of psoriasis. Our IND application was cleared by the FDA in March 2023 and is in effect for DC-806. We plan to advance DC-806 into a global Phase 2b clinical trial in the first half of 2023.

To take advantage of the depth of our IL-17 capabilities, we have adopted a strategy to advance two additional, structurally-distinct therapeutic candidates through IND-enabling studies, and to progress the first of these candidates into clinical trials. In the second half of 2021, we nominated a development candidate, DC-853, a differentiated fast-follower molecule that in pre-clinical studies has been shown to inhibit IL-17AA and IL-17AF in a manner similar to that of DC-806. The MHRA in the UK approved our CTA for DC-853 in February 2023. We began dosing healthy volunteers in our Phase 1 clinical trial with DC-853 and expect topline data in the second half of 2023. Nomination of a second additional, differentiated, novel scaffold development candidate is expected in 2023. We believe that advancing multiple platform-derived therapeutic candidates unlocks the ability to develop compounds with differentiated properties and has the potential to maximize the value of our IL-17 franchise.

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

Figure 9. Comparison of inhibition of IL-17 mediated signaling by COSENTYX, DC-806, and DX-891126.

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

We tested the in vivo activity of DC-806 in a rat collagen-induced arthritis (“CIA”) model. In this model, immune-driven arthritis was induced by injection of collagen into an ankle joint. Ten days after the initial administration of collagen, rats were treated with orally administered DC-806 or a rat-surrogate for secukinumab that inhibited IL-17AA and IL-17AF signaling. This is a robust model of inflammation that is known to have a significant IL-17-driven component. The 20 mg/kg dose provides the maximal anti-inflammatory effect achievable by the antibody control. DC-806 matches this level of inhibition, indicating that this small molecule inhibitor can suppress the inflammation driven by IL-17A in a disease model to an equivalent degree as antibody-based therapy, as shown in the figure below.

Figure 10: DC-806 and an IL-17 antibody led to similar levels of anti-inflammatory activity in a rat CIA model, as demonstrated by reduced ankle swelling.

Clinical Development of DC-806

Phase 1

Our CTA was approved in September 2021 and in October 2022, we announced positive topline data from our Phase 1 clinical trial in healthy volunteers and psoriasis patients. The trial was a first-in-human, randomized, double-blind, placebo-controlled study designed to generate safety and PK data in healthy volunteers as well as provide early clinical proof of concept in psoriasis patients. The trial was conducted in three overlapping parts: Phase 1a single ascending dose (“SAD”) (n=40); Phase 1b multiple ascending dose (“MAD”) (n=32); and Phase 1c proof-of-concept in psoriasis patients (n=32).

DC-806 was well tolerated with a favorable safety profile across all dose groups in healthy volunteers and psoriasis patients at all dose levels evaluated with no serious adverse events, no dose-limiting adverse events, no treatment-related discontinuations, and no clinically-significant changes in clinical and safety lab parameters (including liver enzymes). All treatment emergent adverse events (“TEAEs”) were classified as mild or moderate with no dose-dependent trend in the frequency, severity, or type of TEAEs observed. Additionally, DC-806 showed a favorable PK profile with dose-proportional increases in serum concentrations throughout the study. Analysis of the MAD and Phase 1c data showed achievement of IC50 and IC90 coverage at trough with doses of 175 mg QD and 400 mg BID, respectively.

Figure 11: PK profile of DC-806: Target coverage of IL-17AA (hours) at steady state.

The Phase 1c, placebo-controlled psoriasis portion enrolled a total of eight patients in the high dose group (800 mg BID), 13 patients in the low dose group (200 mg BID), and 11 patients in the placebo group. Following four weeks of treatment, the mean percentage reduction in PASI from baseline was 43.7% in the high dose group compared to 13.3% in the placebo group, with an exploratory p-value of 0.0008. Reduction in PASI was an exploratory endpoint with no correction for multiplicity.

Figure 12: Efficacy results of the Phase 1c study in psoriasis patients with DC-806.

Exploratory biomarker data demonstrated dose-dependent IL-17 target engagement, rapid onset of action, and pharmacodynamic effects consistent with direct inhibition of IL-17 signaling. DC-806 demonstrated a dose-dependent increase in serum IL-17A levels, a measure of target engagement, and reductions in beta defensin-2 (BD-2), a microbial peptide secreted by inflamed keratinocytes in psoriasis patients. The 200 mg BID and 800 mg BID cohorts of DC-806 demonstrated serum IL-17A level increases comparable to the approved doses of IL-17 receptor antagonist brodalumab and similar BD-2 reductions as secukinumab.

Figure 13: Serum IL-17 and Beta defensin-2 biomarker data for DC-806.

We have also performed additional biomarker analysis from our completed Phase 1c trial studying DC-806 in a cohort of psoriasis patients. Results from a third-party study of psoriasis patients treated with TALTZ (ixekizumab) and other psoriasis therapies show a correlation, following start of treatment, between the reduction of IL-19 levels below the upper limit of normal within two weeks and subsequent attainment of clinical endpoints such as PASI 90 and PASI 100 at 16 weeks. In our Phase 1c trial, patients treated with DC-806 demonstrated dose-proportional decreases in IL-19 levels within two weeks comparable to those seen with TALTZ (ixekizumab) in the third-party study.

In the Phase 1c portion of the trial, mild-to-moderate psoriasis patients were enrolled with baseline PASI scores between 6 and 7 for the three trial cohorts. These cohorts demonstrated a PASI improvement from baseline of 13.3%, 15.1% and 43.7% for the placebo cohort, 200 mg BID cohort, and 800 mg BID cohort, respectively. Since subsequent clinical trials evaluating DC-806 will enroll moderate-to-severe psoriasis patients, a subgroup analysis examining psoriasis patients with baseline PASI scores of greater than or equal to 6 was conducted. In this subgroup analysis, PASI improvements from baseline of 11.0%, 31.4%, and 47.0% were observed in the placebo cohort, 200 mg BID cohort, and 800 mg BID cohort, respectively.

Figure 14: DC-806 efficacy data by individual patient in the total enrolled population and the PASI ≥ 6 subgroup analysis.

We believe that the results of the Phase 1 trial demonstrate a favorable safety and tolerability profile, clear efficacy signal, robust PK profile, and clear pharmacodynamic effects on two distinct biomarkers at both high and low doses of DC-806. Our IND application was cleared by the FDA in March 2023 and is in effect for DC-806. We plan to advance DC-806 into a global Phase 2b clinical trial in the first half of 2023.

Our Oral IL-17 Franchise

Our IL-17 expertise, coupled with DELSCAPE, has enabled us to build what we believe is the most comprehensive and functional DEL for IL-17 small molecule inhibitors in the industry, and has resulted in the generation of multiple potential therapeutic candidates of IL-17 inhibitors with structural classes distinct from that of

DC-806. Given IL-17 is a well-validated clinical target, we believe that the primary risks associated with DC-806 are those common to small molecule drugs: getting sufficient drug exposure to see PK with a convenient dosing schedule, and safety. To take advantage of the depth of our IL-17 capabilities, we intend to advance two additional, structurally-distinct therapeutic candidates through IND-enabling studies, and to progress the first of these candidates into clinical trials. We believe that advancing multiple platform-derived therapeutic candidates unlocks the ability to develop compounds with differentiated properties and maximizes the value of our IL-17 franchise.

We believe that there will be the potential to develop both DC-806 and other molecules emerging from our IL-17 program in a number of indications in which IL-17 antibodies have demonstrated clinical efficacy including psoriasis, hidradenitis suppurativa, non-radiographic axial spondyloarthritis, ankylosing spondylitis and psoriatic arthritis.

Fast-Follower: DC-853

Executing on our stated oral IL-17 franchise strategy, we nominated a development candidate, DC-853, in the second half of 2021. DC-853 is a differentiated fast-follower molecule that, in pre-clinical studies, has been shown to inhibit IL-17AA and IL-17AF with a mechanism of action similar to that of DC-806. In in vitro assays, DC-853 appears to be more potent against the IL-17AA and IL-17AF isoforms when compared to DC-806.

Figure 15: DC-806 and DC-853 in vitro potency against IL-17AA and IL-17AF isoforms

In the rat CIA model, DC-853 matches the level of IL-17 inhibition exhibited by both an anti-IL-17 antibody and DC-806. DC-853 was able to match this inhibitory effect despite utilizing lower doses than DC-806.

Figure 16: DC-853, DC-806 and an IL-17 antibody led to similar levels of anti-inflammatory activity in a rat CIA model, as demonstrated by reduced ankle swelling.

The MHRA in the UK approved our CTA for DC-853 in February 2023. We began dosing healthy volunteers in our Phase 1 clinical trial with DC-853 and expect topline data in the second half of 2023.

Novel Scaffold Program

Executing on our oral IL-17 franchise strategy, we intend to advance our novel scaffold program through IND-enabling studies. This program aims to identify an additional IL-17 inhibitor with the same mechanism of action as DC-806, but which is significantly differentiated from DC-806 in terms of chemical structure. Our novel scaffold program is in the lead optimization stage and we expect to nominate a therapeutic candidate for this program by the end of 2023.

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

ENTYVIO (vedolizumab) was first approved by the FDA to treat UC and CD in 2014. In clinical trials, approximately 30% of patients receiving ENTYVIO achieved remission at the end of one year of treatment. ENTYVIO is administered as a 30-minute intravenous infusion at zero, two and six weeks, then every eight weeks thereafter. Long term therapy is generally well-tolerated in patients, but frequent dose adjustments have been reported to be required to maintain efficacy. Despite this inconvenience, Entyvio sales in 2022 are anticipated to be approximately $5.5 billion per Evaluate Pharma.

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

Role of the α4ß7 Integrin in IBD

Integrins are the principal receptors used by cells to bind to the extracellular matrix. They are heterodimers consisting of one of 24 alpha subunits and one of nine beta subunits, with the 24 different combinations that have been observed involved in a variety of biological roles. Specific combinations of alpha and beta heterodimers have distinct biological functions. The alpha 4 subunit can form heterodimers with beta 1 and beta 7 subunits. In the gut, α4ß7 integrin has been shown to drive trafficking of lymphocytes to mucosal tissues leading to disease pathogenesis in IBD. On the other hand, α4ß1 is associated with other inflammatory diseases such as multiple sclerosis (“MS”). Antibodies with activity towards α4ß1, such as TYSABRI, have been approved for the treatment of MS, but carry a boxed warning due to the risk of progressive multifocal leukoencephalopathy leading to death or severe disability, driven in part by its activity towards α4ß1. ENTYVIO, which binds only to α4ß7 integrin and not α4ß1, does not carry this warning.

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

In an integrin-specific cell adhesion assay, DX-819511, one of our lead molecules, was shown to inhibit α4ß7 while sparing α4ß1, as shown in Figure 17 below. Specifically, DX-819511 had a potency of 2.2 nM against α4ß7 and 2,300 nM against α4ß1, a selectivity ratio of approximately 1,000-fold. We are continuing to optimize molecules related to DX-819511 for potency and physiochemical properties. We anticipate nominating a therapeutic candidate in this program by the end of 2023.

Figure 17: DX-819511 was approximately 1,000-fold more potent in inhibiting cell adhesion through α4ß7 integrin than α4ß1 integrin.

Our Alpha V Integrin Program

Alpha V (“αV”) integrins have been implicated in a number of fibrotic diseases in tissues such as the lungs, liver and kidney. These integrins are heterodimers with the αV subunit paired with different beta subunits in different integrins. There are a number of drug candidates targeting αV integrins in clinical development and the safety and efficacy of various beta subunit selectivity profiles remain to be established.

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

Colors indicate structural families with different apparent selectivities:
β_6-selective, balanced, β_1-selective

$\alpha_V\beta_6$ signal
$\alpha_V\beta_1$ signal

Compound	ELISA IC_{50} (nM)		$\alpha_V\beta_6$ Selectivity
	$\alpha_V\beta_1$	$\alpha_V\beta_6$	
DX-264908	0.63	0.52	1.2
DX-453645	21	0.38	55
DX-419488	0.6	3.4	0.18

Figure 18: DELSCAPE led to the identification of chemical structural features that drive selectivity between αVß1 and αVß6.

We will continue to monitor the evolving αV integrin clinical landscape for additional target validation prior to committing further resources toward advancing the αV integrin antagonist program.

Our Programmed Death-Ligand 1 (“PD-L1”) Program

We previously partnered with Sanofi to apply our DELSCAPE platform outside of our core immunology focus. This partnered program was a small molecule against PD-L1, an immuno-oncology target that has been clinically and commercially validated with antibody therapeutics. Through our collaboration with Sanofi, we were able to identify small molecules that disrupt this immuno-oncology target in a manner mechanistically similar to the approach taken in our IL-17 and integrin programs. Although the antibodies directed to this target have been successful, there are two areas where we believe that a small molecule solution could have advantages over a biologic. First, a small molecule may have better tissue and membrane penetration than an antibody, with the potential to deliver increased clinical benefit in solid tumors, and potentially in brain tumors. Second, small molecule drugs, in general, have shorter half-lives than antibody therapeutics. In cases where treatment leads to the development of adverse events, the discontinuation of dosing of a small molecule could lead to elimination of a drug from the body within hours and potentially result in more rapid alleviation of an adverse event than an antibody therapeutic, which could remain active for weeks. In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the partnered program. Due to this program being outside of our core immunology focus, we intend to re-partner this program.

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

We are advancing our lead program, DC-806, an antagonist of IL-17 being developed initially for the treatment of psoriasis, with the objective of achieving therapeutic benefit similar to that of the injectable biologics. There are currently three approved antibody therapeutics targeting the IL-17 pathway: COSENTYX, marketed by Novartis; TALTZ, marketed by Eli Lilly; and SILIQ, marketed by Bausch Health. UCB SA is also developing an anti-IL-17 mAb, bimekizumab, and has submitted an NDA to the FDA for its use in psoriasis. Other classes of injectable biologics approved for use in indications for which IL-17 therapeutics are also approved include anti-IL-12/23 and anti TNFα mAbs, marketed by Abbvie, Sun Pharmaceutical Industries and Janssen Pharmaceuticals, among others. Furthermore, the oral PDE4 inhibitor, OTEZLA, marketed by Amgen, and oral TYK2 inhibitor, SOTYKTU, marketed by Bristol Myers Squibb, are approved for the treatment of psoriasis. In addition, we are aware of other oral therapeutic candidates including TYK2 inhibitors, oral IL-17 inhibitors, and oral IL-23 inhibitors being developed by Janssen Pharmaceuticals, Takeda Pharmaceutical Company, Ventyx Biosciences, and LEO Pharma, among others.

We are also developing oral therapeutics targeting α4ß7 integrin and αVß1/αVß6 integrin for the treatment of IBD and IPF, respectively. Approved integrin antagonists include TYSABRI marketed by Biogen for the treatment of CD and MS and ENTYVIO marketed by Takeda for the treatment of UC and CD. In addition, we are aware of IBD treatments either approved or in development by Abbvie, Bristol-Myers Squibb, Janssen Pharmaceuticals, Arena Pharmaceuticals and Morphic Therapeutic, among others, and IPF treatments either approved or in development by Boehringer Ingelheim, Roche and Abbvie, among others. Many of our competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies that might be complementary to, or necessary for, our current or future programs.

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

Human Capital

Employees

As of December 31, 2022, we had 71 full-time employees, approximately 72% of whom are primarily engaged in research and development activities. Of these full-time employees, 28 have an M.D. and/or a Ph.D. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.

From time to time, we retain independent contractors to support our organization, and we continually evaluate our business needs and opportunities, striving to balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource all clinical trial work and all manufacturing work to clinical research organizations and to contract manufacturers, respectively.

Diversity & Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and we have implemented specific policies designed to prevent, identify, report and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation and advancement at our company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.

Competitive Pay & Benefits and Pay Equity

We strive to provide competitive and robust compensation and benefits programs that help meet the varying needs of our employees, and we are committed to pay equity, without regard for gender or race/ethnicity. Our benefits program includes a choice of medical plans, vision and dental coverage, flexible spending accounts for health and dependent day care needs, and income protection through life, short-term and long-term disability coverage, sick leave, paid family leave, and generous paid time off. Our employees enjoy flexible work schedules along with access to a partially subsidized cafeteria and access to a fitness center at no cost. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants. We offer a 401(k) plan and in 2022, we announced a company match for the 401(k) plan starting January 1, 2023.

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

For our IL-17 program, as of March 8, 2023, we own one issued U.S. patent, U.S. Patent No. 11, 274,094, covering our lead clinical candidate (DC-806) and follow-on development candidate (DC-853), which is expected to expire in 2040, not including any patent term adjustments and extensions that may be available. DiCE Alpha Inc. further owns several patent applications covering DC-806, both inside and outside the United States, including: one issued U.S. patent, four pending U.S. patent applications, one issued foreign patent, and seventeen pending foreign patent applications, any of which, if issued, are expected to expire in 2040, not including any patent term adjustments and extensions that may be available. DiCE Alpha Inc. further owns five pending U.S. provisional patent applications, two pending foreign patent applications, and two pending Patent Cooperation Treaty patent applications, which are expected to expire from 2042 to 2044, if issued from future non-provisional applications that we file, not including any patent term adjustments and extensions that may be available. We intend to strengthen the patent protection of our programs through additional patent application filings.

For our Alpha 4 Beta 7 program, as of March 8, 2023, we have two pending U.S. provisional patent applications, which are filed in the name of DiCE Molecules SV, Inc. These provisional applications are directed to compositions of matter and methods of inhibiting α4ß7 integrin. Any patents, issuing from patent applications in these families are projected to expire in 2043, notwithstanding any patent term adjustments and extensions that may be available.

For our Alpha V program, as of March 8, 2023, we have one pending Patent Cooperation Treaty patent application, which is filed in the name of DiCE Molecules SV, Inc. This Patent Cooperation Treaty application is directed to compositions of matter and methods of inhibiting αVß1 or αVß6 integrins. Any patents, issuing from patent applications in these families are projected to expire in 2042, notwithstanding any patent term adjustments and extensions that may be available.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”) an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) and ethics committee for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

Before approving an NDA, FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices (“cGMPs”) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application. If, or when, those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, FDA may require a risk evaluation and mitigation strategy (“REMS”), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. FDA may grant full or partial waivers, or deferrals, for submission of data. With certain exceptions, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

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

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the exclusivity period.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (“ACA”) amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act.

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

Other federal statutes pertaining to healthcare fraud and abuse include the Civil Monetary Penalties Law statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule that requires certain manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Recently, healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (the “IRA”), in August 2022, which will, among other things, allow U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

Corporate Information and Trademarks

We were formed as corporation under the laws of the State of Delaware on August 14, 2013, under the name DiCE Molecules Corporation. In November 2014, we formed DiCE Molecules Holdings, LLC and completed a corporate reorganization pursuant to which DiCE Molecules Corporation was effectively succeeded by DiCE Molecules Holdings, LLC. In September 2021, DiCE Molecules Holdings, LLC converted into a Delaware corporation and changed its name to DICE Therapeutics, Inc. Our principal executive offices are located at 400 East Jamie Court, Suite 300, South San Francisco, CA 94080, and our telephone number is (650) 566-1402.

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

Additional Information

Our Internet website address is www.dicetherapeutics.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports as well as other information regarding us and other companies that file materials with the SEC electronically.

Also available on our website is information relating to our corporate governance and our board of directors, including our corporate governance guidelines; our code of business conduct (for our directors, officers and employees); and our board committee charters. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, DICE Therapeutics, Inc., 400 East Jamie Court, Suite 300, South San Francisco, CA 94080.

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

Item 1A. Risk Factors.

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

We have identified DC-806 as our lead therapeutic candidate for our IL-17 program, which is now in the clinical development stage. We will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the years ended December 31, 2022 and December 31, 2021, our net losses were approximately $83.9 million and $49.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $187.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our therapeutic candidates.

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
•
experience any delays in our preclinical or clinical studies and regulatory approval for our therapeutic candidates due to macroeconomic and global events, such as supply chain disruptions, pandemics, inflation, geopolitical conflict and other events; and
•
incur additional costs associated with operating as a public company.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our therapeutic candidates from the IL-17 program. Conducting preclinical studies and clinical trials for our therapeutic candidates will require substantial funds to complete. As of December 31, 2022, we had $574.2 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our lead therapeutic candidate and fast follower candidate from the

IL-17 program, and any future therapeutic candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements through at least the next 12 months from the filing of this Annual Report on Form 10-K. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced therapeutics, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved therapeutics. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. In addition, our Loan and Security Agreement, as amended by that certain Joinder and First Amendment to Loan and Security Agreement, with Silicon Valley Bank (as amended, the “SVB Loan and Security Agreement”) contains restrictive covenants that would prevent us from, among other things, incurring additional indebtedness without SVB’s consent. Such restrictive covenants include affirmative covenants requiring, among other things, that we maintain our legal existence and good standing and obtain all government approvals, deliver certain financial reports and maintain certain intellectual property rights. Such restrictive covenants also include certain negative covenants including, among other things, certain restrictions on asset dispositions, changing our business, engaging in mergers and acquisitions, paying dividends or making certain other distributions, and creating other liens on our assets. If we default under the SVB Loan and Security Agreement, SVB will be able to declare any obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, SVB’s rights to repayment would be senior to the rights of the holders of our common units to receive any proceeds from the liquidation. SVB could declare a default under the Loan and Security Agreement upon the occurrence of any event that SVB interprets as a material adverse change as defined under the SVB Loan and Security Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, the interest rate under the SVB Loan and Security Agreement fluctuates with the WSJ prime rate. While we currently have no debt outstanding under this agreement, should we incur indebtedness in the future under this agreement, rising interest rates would make the cost of such debt more expensive. With the closure of SVB and appointment of the FDIC as receiver on March 10, 2023, we are aware that there can be no assurance that this credit facility pursuant to the SVB Loan and Security Agreement will be available to us for borrowing. For additional details, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our future debt financings, if available, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our therapeutic candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for a therapeutic candidate at an earlier stage than otherwise would be desirable or relinquish our rights to therapeutic candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our therapeutic development and commercialization of our current or future therapeutic candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We have incurred significant losses since our inception and we anticipate that we will continue to incur significant losses for the foreseeable future, which could harm our future business prospects.

We have historically incurred substantial net losses, including net losses of $83.9 million and $49.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $187.6 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to our research and development efforts. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and members deficit/stockholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

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

We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our Clinical Trial Application (“CTA”), with respect to DC-806, our lead therapeutic candidate from our IL-17 program, was approved by the MHRA in the UK in September 2021. We began dosing for our clinical Phase 1 trial in October 2021 and announced positive topline data in October 2022. Our investigational new drug (“IND”) application was cleared by the FDA in March 2023 and is in effect for DC-806, and we expect to advance into a global Phase 2b clinical trial in the first half of 2023. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our therapeutic candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our therapeutic candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals including approval by the MHRA and the FDA. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates.

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
•
delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•
varying interpretations of our data by the FDA, the MHRA and similar foreign regulatory agencies.

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

We have invested a significant portion of our efforts and financial resources in the development of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate DC-853, and related compounds in our IL-17 program. Our ability to generate commercial product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead therapeutic candidate. In September 2021, the MHRA approved our CTA for DC-806, our lead therapeutic candidate from our IL-17 program. In October 2021, we commenced our Phase 1 clinical trial, and in October 2022, we announced positive topline data. Our IND application was cleared by the FDA in March 2023 and is in effect for DC-806, and we expect to advance into a global Phase 2b clinical trial in the first half of 2023. We have not previously submitted a new drug application (“NDA”) to the FDA, or any other similar regulatory approval filings to the MHRA or comparable foreign authorities, for therapeutic candidates, and we cannot be certain that our therapeutic candidates will be successful in clinical trials or receive regulatory approval. Further, our therapeutic candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA Advisory Committee, the MHRA or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a therapeutic candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies (“REMS”) or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our therapeutic candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our therapeutic candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such therapeutics, if approved.

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

Our lead program targets the IL-17 pathway. Our IND application was cleared by the FDA in March 2023 and is in effect for DC-806. We intend to advance DC-806 into a global Phase 2b clinical trial in the first half of 2023 and to advance related compounds in the IL-17 program toward CTA submissions in the future. Commencing our future clinical trials is subject to finalizing the trial design and submitting a CTA to the MHRA or a similar submission to the FDA or a similar foreign regulatory authority. Even after we submit our CTA or comparable submissions in other jurisdictions, the MHRA, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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
•
the willingness or availability (including legality under applicable COVID-19 regulations) of patients to participate in our trials;
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

The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of REMS. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products only for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FD&C Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Other jurisdictions, including European countries, have similar provisions which may lead to investigations and enforcement actions by national authorities.

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

As of December 31, 2022, we had 71 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to expand our capabilities as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Despite the implementation of security measures, given the size, complexity, and increasing amounts of proprietary, sensitive, and confidential information maintained by our internal information technology systems and those of our CROs, contract manufacturing organizations (“CMOs”), vendors, contractors, consultants, and other third party partners, such systems are vulnerable to breach, breakdown, service interruptions, system malfunction, accidents by our personnel or third party partners, natural disasters, terrorism, global pandemics, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel or those of our CROs, CMOs, vendors, contractors, consultants, business partners and/or other third party partners, or from cyber-attacks (including through viruses, phishing attacks, spamming, worms, malicious code, malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and the confidentiality, integrity and availability of information), which may compromise or lead to data leakage of our system infrastructure or data, or that of our third party partners.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices and remote work applications that access confidential information increases the risk of data security breaches, which could lead to the loss of sensitive, proprietary or confidential information or unauthorized access to personal information.

As more companies and individuals work online and work remotely, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from hackers hoping to use the recent COVID-19 pandemic to their advantage. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be necessary to make extortion payments, but we may be unable to do so if applicable laws prohibit such payments.

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

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants, and other third party partners, or inappropriate disclosure of proprietary, sensitive, personal, or confidential information, we could incur liability and reputational damage, our product development programs could be materially disrupted, and our therapeutic candidates could be delayed. In addition, the loss of clinical trial data for our therapeutic candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any breach, loss or compromise of proprietary, sensitive, personal or confidential information may also subject us to civil fines and penalties under relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. In addition, a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws.

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

The state of California enacted the CCPA, which creates new individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA went into effect on January 1, 2020 and may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information and protected health information. Additionally, the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, is now in effect as of January 1, 2023 with enforcement beginning on July 1, 2023, subject to regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency (“CPPA”). The CCPA provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed including by California residents’ employers. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. Notably, comparable consumer privacy laws are set to take effect in 2023 in other states including the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act and the Connecticut Data Privacy Act (both effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). Compliance with this new privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.

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

Additionally, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and the rest of Europe. While the European Commission did adopt on June 28, 2021, an adequacy decision for the UK to allow personal data to flow freely from the EU to the UK, the longer term relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain.

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

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. For instance, we are aware of the closure of SVB and appointment of the Federal Deposit Insurance Corporation (the “FDIC”) as receiver on March 10, 2023. As of March 13, 2023 we maintained approximately 1% of total current cash, cash equivalents and marketable securities in deposit accounts at SVB. On March 12, 2023, the FDIC announced that all depositors of the bank would have access to all funds starting on March 13, 2023. The remainder of our cash, cash equivalents and marketable securities resides in a custodial account held by US Bank for which SVB Asset Management is the advisor. We do not believe the investments in this custodial account are directly exposed to risk of loss as a result of the insolvency of SVB. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

As of December 31, 2022, we had net operating loss carryforwards for federal and California income tax purposes of $77.4 million and $15.7 million, respectively. The federal net operating losses will not be subject to expiration and the California net operating losses begin to expire in 2038. As of December 31, 2022, we also had available tax credit carryforwards for federal and California income tax purposes of $3.5 million and $2.2 million, respectively. The federal tax credits begin to expire in 2038 and the California tax credits will not be subject to expiration. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. Under the Tax Cuts and Jobs Act of 2017 (as modified by the Coronavirus Aid Relief and Economic Security Act of 2021), federal net operating losses generated after December 31, 2017 will not be subject to expiration. However, utilization of carryforwards generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. Also, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs and tax credits in tax years beginning after 2019 and before 2022. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Various transactions that have occurred since our inception may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of prior offerings of securities, future sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

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
•
whether the patent applications that we own will result in issued patents with claims that cover our therapeutic candidates or uses thereof in the United States or in other foreign countries; and
•
whether prosecution of our patent filings covering our therapeutic candidates will experience delays or interruptions at the patent office due to the COVID-19 pandemic.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and throughout the life of a granted patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our therapeutic candidates, our competitive position would be adversely affected.

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

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, difficult to prove and the outcome is unpredictable. In addition, some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or together, the ACA, was enacted, the intent to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension and reduction from May 1, 2020 through June 30, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken.

Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Several pending legislative efforts, including President Biden’s larger Build Back Better legislative agenda and draft bill text, incorporate these drug pricing reforms in addition to inflationary rebates on Part B and Part D drugs that would be payable on commercial and governmental program utilization, policies aimed at redesigning the Medicare Part D benefit and adopting drug price transparency measures. Drug manufacturers who are unwilling to negotiate with Medicare would be subject to additional excise taxes. Additionally, the plan would impose tax penalties on drug manufacturers that increase the prices of drug products faster than the rate of inflation. If elements of the recently announced prescription drug pricing plan become law, our pricing strategy and commercial prospects may be adversely affected. It is unclear to what extent new statutory, regulatory, and administrative initiatives will be enacted and implemented and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. These initiatives recently culminated in the enactment of the Inflation Reduction Act (the “IRA”), in August 2022, which will, among other things, allow U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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
•
effects of macroeconomic and global events, such as inflation, rising interest rates, pandemics and geopolitical conflict, on our business and operations;
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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report on Form 10-K entitled “Risk Factors” and the following:

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
•
political or civil unrest, changes and uncertainty associated with terrorism, hostilities or natural disasters and other calamities, including global pandemics such as COVID-19 and the ongoing conflict in Ukraine; and
•
changes in general market and economic conditions, including increasing interest rates, inflation and the possibility of a recession or general economic downturn.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. Additionally, market volatility may lead to increased shareholder activism if we experience a market valuation that they believe are not reflective of our stock’s intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline

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

As of December 31, 2022, our executive officers, directors, beneficial holders of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us is less than $700.0 million as of the end of our most recent second fiscal quarter and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a “smaller reporting company” if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a “smaller reporting company” at the time we cease to be an “emerging growth company,” we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a “smaller reporting company” we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 400 East Jamie Court, Suite 300, South San Francisco, California, where we lease a total of 33,331 square feet of office and laboratory space that we use for our administrative, research and development and other activities. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “DICE” since September 15, 2021. Prior to that, there was no public market for our common stock.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our ability to pay dividends is prohibited by the terms of our SVB Loan and Security Agreement, and may be restricted by any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries.

Stock Price Performance Graph

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Stockholders

As of March 8, 2023, there were 27 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Unregistered Sales of Equity Securities

None.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021. For our discussion of the year ended December 31, 2021, as compared to the year ended December 31, 2020, refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our lead therapeutic candidate, DC-806, is an oral antagonist of the pro-inflammatory signaling molecule, interleukin-17 (“IL-17”), which is a validated drug target implicated in a variety of immunology indications. There are two approved antibody therapeutics, COSENTYX (secukinumab), marketed by Novartis, and TALTZ (ixekizumab), marketed by Eli Lilly, but no oral therapies targeting this pathway. COSENTYX and TALTZ both are approved for the treatment of psoriasis, psoriatic arthritis, ankylosing spondylitis and non-radiographic axial spondyloarthritis, and collectively generated approximately $7.3 billion in worldwide sales in 2022. The Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”) approved our Clinical Trial Application (“CTA”) for DC-806 in September 2021 and in October 2022, we announced positive topline data from our Phase 1 clinical trial in healthy volunteers and psoriasis patients. The Phase 1 trial was designed to generate safety and pharmacokinetic (“PK”) data, as well as provide early clinical proof-of-concept in psoriasis patients. The trial was conducted in three overlapping cohorts: Phase 1a (single ascending dose) and Phase 1b (multiple ascending dose) in healthy volunteers, and a proof-of-concept Phase 1c in psoriasis patients. Clinical proof-of-concept in psoriasis patients was achieved with a mean percentage reduction in Psoriasis Area and Severity Index (“PASI”) from baseline at 4 weeks of 43.7% in the high dose group compared to 13.3% in the placebo group, with an exploratory p-value of 0.0008. Additionally, DC-806 was well tolerated with a favorable safety profile across all dose groups in healthy volunteers and psoriasis patients, with a robust PK profile and clear pharmacodynamic effects on two distinct biomarkers at both high and low doses of DC-806. Collectively these data support further development of DC-806 as a potential best-in-class oral agent for the treatment of psoriasis. Our investigational new drug (“IND”) application was cleared by the U.S. Food and Drug Administration (“FDA”) in March 2023 and is in effect for DC-806. We plan to advance DC-806 into a global Phase 2b clinical trial in the first half of 2023.

In the second half of 2021, we nominated a development candidate, DC-853, a differentiated fast-follower molecule that in pre-clinical studies has been shown to inhibit IL-17AA and IL-17AF in a manner similar to that of DC-806. The MHRA in the UK approved our CTA for DC-853 in February 2023. We began dosing healthy volunteers in our Phase 1 clinical trial with DC-853 and expect topline data in the second half of 2023. We believe that advancing multiple platform-derived therapeutic candidates unlocks the ability to develop compounds with differentiated properties and has the potential to maximize the value of our IL-17 franchise, and therefore we intend to nominate an additional, structurally differentiated IL-17 inhibitor as a development candidate and progress it through IND-enabling studies.

We also are developing oral therapeutic candidates targeting α4ß7 integrin for the treatment of inflammatory bowel disease (“IBD”) and evaluating oral therapeutic candidates targeting αVß1/αVß6 integrin for the treatment of fibrosis. Additionally, in July 2022, we regained worldwide rights to a previously partnered oral immuno-oncology program, small-molecule PD-L1 inhibitors discovered using our DELSCAPE platform. Leveraging DELSCAPE, we are also evaluating other novel and validated immunology targets, including interleukin-23 (“IL-23”), tumor necrosis factor α (“TNFα”), neonatal Fc receptor (“FcRn”), and thymic stromal lymphopoietin (“TSLP”), among other potential targets, with a view toward advancing one or more programs into clinical development.

Currently, all of our preclinical and clinical drug manufacturing, storage, distribution and quality testing is outsourced to third-party manufacturers. As our development programs progress and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products.

On September 17, 2021, we closed our initial public offering (“IPO”) in which we sold an aggregate of 13,800,000 shares of common stock at a price to the public of $17.00 per share, which included 1,800,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $214.7 million, after deducting underwriting discounts and offering costs. On October 17, 2022, we closed an underwritten follow-on public offering (“Follow-on Offering”) of 9,452,054 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,232,876 shares of common stock, at an offering price of $36.50 per share. Proceeds from the Follow-on Offering were approximately $323.7 million, after deducting underwriting discounts and offering costs.

Our revenue to date has been generated solely from research collaborations and activities. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our therapeutic candidates. We have incurred net losses in each year since inception, except for the year ended December 31, 2016, and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our therapeutic candidates. Our net losses were $83.9 million and $49.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $187.6 million. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our research and development activities.

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

In connection with the right to earn Sum of Evidence (“SOE”) points under the Sanofi Agreement, we recognized $2.0 million in revenue in 2018, when SOE points were earned. The contract asset is recorded as an unbilled receivable of $2.0 million as of December 31, 2021. In August 2022, we reached a negotiated settlement of our receivable of $1.5 million. As of December 31, 2022 the receivable was collected and no longer outstanding.

Genentech

In November 2017, we entered into a collaboration agreement (“Genentech Agreement”) with Genentech, Inc. In June 2021, the collaboration research program was terminated, and the remaining $1.1 million of deferred revenue was recognized in that period. No further revenue will be recognized from this arrangement.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date has been primarily related to fees received by us under our research and development drug discovery collaboration arrangements with Sanofi and Genentech. In March 2022, our collaboration agreement with Sanofi was terminated. In June 2021, the Genentech Agreement was terminated and we recognized the remaining $1.1 million of deferred revenue as collaboration revenue in the second quarter of 2021.

Research and Development

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of direct and indirect costs incurred for the discovery and development of our therapeutic candidates.

Our direct costs include:

•
expenses incurred under agreements with third-party contract organizations for preclinical studies, clinical trials and research and development activities conducted on our behalf;
•
costs related to production of clinical materials, including fees paid to contract manufacturers;
•
laboratory materials and supplies used to support our research activities; and
•
costs related to the preparation of regulatory submissions.

Our indirect costs include:

•
personnel-related expenses, including salaries, benefits, and stock-based compensation for personnel engaged in research and development functions; and
•
allocated facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation expense and other supplies.

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

We anticipate that our research and development expenses will increase substantially in future periods as we continue to invest in research and development activities related to developing our therapeutic candidates, as our therapeutic candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any therapeutic candidates that successfully complete clinical trials, and as we incur expenses associated with hiring additional personnel to support our research and development efforts.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, legal fees relating to intellectual property and corporate matters, professional fees paid for accounting, auditing, consulting, tax and investor relations services, insurance costs, information technology costs, general corporate expenses, and facility costs not otherwise included in research and development expenses. Personnel-related costs include salaries, benefits, and stock-based compensation for our personnel in executive, legal, finance and accounting, human resources, and other administrative functions.

We anticipate that our general and administrative expenses will increase substantially in future periods as we increase our headcount to support the growth of our business. We also anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations costs, and other administrative and professional services.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our consolidated results of operations (in thousands, except percentages):

	Year Ended December 31,		$	%
	2022	2021	Change	Change
Revenue:
Collaboration revenue	$—	$1,125	$(1,125)	-100%
Operating expenses:
Research and development	62,559	36,506	26,053	71%
General and administrative	25,662	12,222	13,440	110%
Total operating expenses	88,221	48,728	39,493
Loss from operations	(88,221)	(47,603)	(40,618)
Other income (expense):
Interest and other income, net	5,213	136	5,077	*
Interest and other expense	(679)	(174)	(505)	290%
Loss on extinguishment of debt	(200)	—	(200)	*
Change in fair value of warrant liability	—	(1,318)	1,318	100%
Net loss	$(83,887)	$(48,959)	$(34,928)

* Not meaningful

Revenue

Collaboration revenue was zero for the year ended December 31, 2022, compared to $1.1 million for the year ended December 31, 2021. Collaboration revenue for the year ended December 31, 2021 consisted of the recognition of deferred revenue under the Genentech Agreement, which was recognized upon termination of the agreement in June 2021.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,		$
	2022	2021	Change
Direct costs:
IL-17	$29,888	$19,595	$10,293
Other programs	9,498	5,109	4,389
Indirect costs:
Personnel-related expenses (including stock-based compensation)	19,686	9,767	9,919
Facilities and other expenses	3,487	2,035	1,452
Total research and development expenses	$62,559	$36,506	$26,053

Research and development expenses were $62.6 million for the year ended December 31, 2022, compared to $36.5 million for the year ended December 31, 2021. The increase of $26.1 million was primarily due to increases of $10.3 million related to our activities for our IL-17 franchise, $4.4 million related to our other preclinical research programs, and $9.9 million related to personnel-related expenses resulting from an increase in headcount and stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $25.7 million for the year ended December 31, 2022, compared to $12.2 million for the year ended December 31, 2021. The increase of $13.4 million was primarily due to increases in personnel-related expenses of $6.4 million resulting from an increase in headcount and stock-based compensation; increases in insurance, legal, accounting fees, and other professional services of $4.9 million largely related to the additional expenses associated with operating as a public company and increases in facilities and other general expenses of $2.1 million.

Interest and other income, net

Interest and other income, net, was $5.2 million for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021. The increase of $5.1 million was primarily due to interest income earned on investments as a result of investing the cash from our IPO that occurred in September 2021 and our Follow-on Offering that occurred in October 2022, as well as increased interest rates in 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2021 was $1.3 million. Upon the closing of the IPO, our Series B Convertible Preferred Stock warrant was automatically converted into warrants to purchase common stock. All of our outstanding common stock warrants were net exercised in September 2021 and were remeasured as of the settlement date using the fair value of common stock issued in the net settlement.

Liquidity and Capital Resources

Since our inception through December 31, 2022, our operations have been financed primarily by sales of our convertible preferred stock and common stock, through our collaboration agreements, and issuance of debt. In September 2021, we completed our IPO for aggregate proceeds of approximately $214.7 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions. In October 2022, we completed our Follow-on Offering and raised an additional $323.7 million after deducting underwriting discounts and offering costs from the sale of 9,452,054 shares of common stock (inclusive of the full exercise of the underwriters’ option to purchase additional shares). As of December 31, 2022, we had $574.2 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $187.6 million.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2026. Our cash, cash equivalents and marketable securities include corporate securities and commercial paper, money market funds, government agency securities, and asset-backed securities. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Our material cash requirements include our contractual obligations for our operating leases for our corporate headquarters and non-cancelable purchase commitments. Our undiscounted future lease payments are $17.9 million, of which we are obligated to make lease payments of $2.7 million in the next twelve months and we had non-cancelable purchase commitments of $5.0 million due within one year.

Under our credit facility with Silicon Valley Bank (“SVB”), we have an option to borrow up to $30.0 million in additional term loans through February 29, 2024. Amounts borrowed under the credit facility will have a maturity date of May 1, 2027 and will accrue interest at a rate equal to the greater of (i) 0.75% above the WSJ prime rate and (ii) 4.25%. Amounts borrowed under the credit facility will be interest only through June 1, 2024, followed by 36 monthly payments of principal and interest. The credit facility calls for a final payment fee equal to 5.0% of the original principal amount borrowed, due upon the earlier of maturity, prepayment or acceleration of the principal due to an event of default. There is currently no outstanding balance on our credit facility with SVB. With the closure of SVB on March 10, 2023, there can be no assurance that this credit facility will be available to us for borrowing.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(64,322)	$(39,292)
Investing activities	87,487	(204,624)
Financing activities	322,252	300,254
Net increase in cash, cash equivalents, and restricted cash	$345,417	$56,338

Net Cash Used in Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $64.3 million. The net cash outflow from operations primarily resulted from our net loss of $83.9 million, partially offset by non-cash charges of $16.9 million and changes in net operating assets and liabilities of $2.6 million. The non-cash charges consisted primarily of $12.8 million in stock-based compensation, $1.6 million of amortization of operating lease right-of-use assets, $0.8 million for depreciation, $0.6 million of amortization of debt issuance costs, $0.5 million of other non-cash items, $0.4 million of net accretion and amortization of marketable securities, and $0.2 million for the loss on extinguishment of debt. The change in net operating assets and liabilities was primarily due to increases of $2.3 million in accrued liabilities and $1.3 million in accounts payable and a $1.5 million decrease in accounts receivable, partially offset by a $1.2 million decrease in operating lease liabilities and a $1.3 million increase in prepaid expenses and other assets.

For the year ended December 31, 2021, net cash used in operating activities was $39.3 million. The net cash outflow from operations primarily resulted from our net loss of $49.0 million, partially offset by non-cash charges of $8.0 million and changes in net operating assets and liabilities of $1.6 million. The non-cash charges consisted primarily of $5.6 million in stock-based compensation, $1.3 million in the change in fair value of the warrant liability, $0.7 million for depreciation, and $0.4 million of net accretion and amortization of marketable securities. The change in net operating assets and liabilities was primarily due to a $5.6 million increase in accrued liabilities, mainly due to timing of payments, partially offset by a $2.1 million increase in prepaid expenses and other assets, a $0.8 million decrease in accounts payable and a $1.1 million decrease in deferred revenue due to revenue recognition.

Net Cash Provided by (Used in) Investing Activities

For the year ended December 31, 2022, net cash provided by investing activities was $87.5 million due to net maturities of marketable securities of $89.7 million, partially offset by purchases of property and equipment of $2.2 million.

For the year ended December 31, 2021, net cash used in investing activities was $204.6 million due to net purchases of marketable securities of $203.9 million and purchases of property and equipment of $0.7 million.

Net Cash Provided by Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $322.3 million due to the net proceeds of $323.7 million from the issuance of our common stock in our Follow-on Offering, net of issuance costs paid to date, cash proceeds from the exercise of stock options of $1.4 million, partially offset by principal payments on the term loan of $2.6 million and payment of issuance costs for Series C preferred units of $0.2 million.

For the year ended December 31, 2021, net cash provided by financing activities was $300.3 million due to the net proceeds of $214.7 million from the issuance of our common stock in our IPO, net of issuance costs paid to date, net proceeds of $83.3 million from the issuance of our Series C and Series C-1 convertible preferred units and the net proceeds of $2.4 million from debt financing.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses and Accrued Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of new product development. Research and development costs include salaries and benefits, consultants’ fees, process development costs, stock-based compensation, laboratory supplies, preparation of regulatory submission expenses, and allocated facilities related expenses as well as fees paid to third parties that conduct certain preclinical research and development activities on our behalf.

A substantial portion of our ongoing research and development activities are conducted by third-party service providers. We estimate these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in research and development expenses. These costs are accrued based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers under the service agreements. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period and base our estimates on the best information available at the time. If we under-estimate or over-estimate the level of services performed or the costs of these services, our accrued liabilities could differ from our estimates. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from our estimates, resulting in adjustments to expense in future periods.

Stock-Based Compensation

Stock-based compensation is measured based on the estimated grant date fair value of the award and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period). Forfeitures are accounted for in the period in which they occur.

We estimate the grant date fair value of profit interest units and stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of several variables and assumptions that require judgment, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, the risk-free interest rate, and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. When determining the grant-date fair value of stock-based awards, we further consider whether an adjustment is required to the observable market price or volatility of our common stock that is used in the valuation as a result of material non-public information, if that information is expected to result in a material increase in share price. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. For example, an increase in the underlying stock price results in an increase in the Black-Scholes option pricing. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options

Recent Accounting Pronouncements

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million as of the end of our most recent second fiscal quarter and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company for so long as (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during our most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

DICE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DICE Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DICE Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred units and stockholders’ equity/members’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Jose, California

March 15, 2023

DICE THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$461,393	$115,826
Marketable securities	112,832	203,495
Unbilled receivable	—	2,000
Restricted cash, current	—	150
Prepaid expenses and other current assets	3,537	2,440
Total current assets	577,762	323,911
Property and equipment, net	2,921	1,645
Restricted cash	198	198
Operating lease right-of-use assets	13,097	—
TOTAL ASSETS	$593,978	$325,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,075	$1,710
Accrued expenses and other current liabilities	10,650	8,691
Operating lease liabilities, current portion	1,424	—
Term loan, current portion	—	480
Total current liabilities	15,149	10,881
Operating lease liabilities, noncurrent portion	11,841	—
Other noncurrent liabilities	—	8
Term loan, noncurrent portion	—	1,916
TOTAL LIABILITIES	26,990	12,805
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 47,707,691 and 38,224,299 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5	4
Additional paid-in capital	755,174	416,710
Accumulated deficit	(187,594)	(103,707)
Accumulated other comprehensive loss	(597)	(58)
TOTAL STOCKHOLDERS’ EQUITY	566,988	312,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$593,978	$325,754

See accompanying notes.

DICE THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Collaboration revenue	$—	$1,125
Operating expenses:
Research and development	62,559	36,506
General and administrative	25,662	12,222
Total operating expenses	88,221	48,728
Loss from operations	(88,221)	(47,603)
Other income (expense):
Interest and other income, net	5,213	136
Interest and other expense	(679)	(174)
Loss on extinguishment of debt	(200)	—
Change in fair value of warrant liability	—	(1,318)
Net loss	(83,887)	(48,959)
Other comprehensive loss:
Unrealized loss on marketable securities	(539)	(58)
Comprehensive loss	$(84,426)	$(49,017)
Net loss per share, basic and diluted	$(2.13)	$(3.95)
Weighted-average shares used in computing net loss per share, basic and diluted	39,401,106	12,384,015

See accompanying notes.

DICE THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Units and Stockholders’ Equity/Members’ Deficit

(In thousands, except member unit data and share amounts)

	Convertible Preferred Units		Common Units		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity/Members’
	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances as of December 31, 2020	12,690,540	$107,374	2,248,687	$—	—	$—	$1,603	$(54,748)	$—	$(53,145)
Issuance of Series C convertible preferred units, net of issuance costs	2,619,994	26,044	—	—	—	—	—	—	—	—
Issuance of Series C-1 convertible preferred units, net of issuance costs	4,446,056	59,705	—	—	—	—	—	—	—	—
Conversion of convertible preferred, common and profit interest units to common stock	(19,756,590)	(193,123)	(2,248,687)	—	24,366,797	2	193,121	—	—	193,123
Conversion of preferred unit warrants to common stock warrants	—	—	—	—	—	—	535	—	—	535
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	—	—	13,800,000	2	214,706	—	—	214,708
Net exercise of common stock warrants	—	—	—	—	64,648	—	1,224	—	—	1,224
Settlement of fractional shares resulting from reverse stock split	—	—	—	—	(30)	—	—	—	—	—
Forfeiture of unvested common stock	—	—	—	—	(7,116)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,581	—	—	5,581
Tax distributions	—	—	—	—	—	—	(60)	—	—	(60)
Other comprehensive loss	—	—	—	—	—	—	—	—	(58)	(58)
Net loss	—	—	—	—	—	—	—	(48,959)	—	(48,959)
Balances as of December 31, 2021	—	—	—	—	38,224,299	4	416,710	(103,707)	(58)	312,949
Issuance of common stock in connection with follow-on public offering, net of issuance costs	—	—	—	—	9,452,054	1	323,655	—	—	323,656
Issuance of common stock upon exercise of stock options	—	—	—	—	84,241	—	1,462	—	—	1,462
Forfeiture of unvested common stock	—	—	—	—	(52,903)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	12,825	—	—	12,825
Issuance of common stock warrant	—	—	—	—	—	—	522	—	—	522
Other comprehensive loss	—	—	—	—	—	—	—	—	(539)	(539)
Net loss	—	—	—	—	—	—	—	(83,887)	—	(83,887)
Balances as of December 31, 2022	—	$—	—	$—	47,707,691	$5	$755,174	$(187,594)	$(597)	$566,988

See accompanying notes.

DICE THERAPEUTICS, INC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(83,887)	$(48,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	825	661
Stock-based compensation	12,825	5,581
Change in fair value of warrant liability	—	1,318
Gain on asset disposal	(28)	—
Amortization of operating lease right-of-use assets	1,598	—
Net accretion and amortization of marketable securities	400	353
Loss on extinguishment of debt	200	—
Amortization and write-off of debt issuance costs	602	107
Other non-cash items	500	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,500	—
Prepaid expenses and other assets	(1,250)	(2,072)
Accounts payable	1,334	(772)
Accrued expenses and other liabilities	2,271	5,616
Operating lease liabilities	(1,212)	—
Deferred revenue	—	(1,125)
Net cash used in operating activities	(64,322)	(39,292)
Cash flows from investing activities:
Purchases of property and equipment	(2,237)	(718)
Purchases of marketable securities	(139,252)	(218,471)
Proceeds from maturities of marketable securities	228,976	14,565
Net cash provided by (used in) investing activities	87,487	(204,624)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of underwriting discounts and offering costs	323,710	214,707
Proceeds from issuance of convertible preferred units, net of issuance costs	—	83,275
Proceeds from debt financings, net of debt issuance costs	—	2,416
Repayment of term loan	(2,644)	—
Payments of Series C issuance costs	(192)	—
Proceeds from issuance of common stock upon exercise of stock options	1,412	—
Payments of debt issuance costs	(32)	—
Payments on capital lease obligations	—	(99)
Payments for tax distributions	(2)	(45)
Net cash provided by financing activities	322,252	300,254
Net increase in cash, cash equivalents and restricted cash	345,417	56,338
Cash, cash equivalents and restricted cash at beginning of period	116,174	59,836
Cash, cash equivalents and restricted cash at end of period	$461,591	$116,174
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for lease liabilities	$14,477	$—
Interest paid on term loan	$76	$81
Supplemental non-cash investing and financing information:
Property and equipment additions included in accounts payable and accrued liabilities	$45	$209
Issuance costs for convertible preferred units included in accounts payable and accrued liabilities	$—	$192
Public offering costs included in accounts payable and accrued liabilities	$54	$—
Stock option exercise proceeds included in prepaids and other current assets	$50	$—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$461,393	$115,826
Restricted cash	198	348
Total cash, cash equivalents and restricted cash	$461,591	$116,174

See accompanying notes.

DICE THERAPEUTICS, INC.

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

October 2022 Public Offering

On October 17, 2022, the Company closed an underwritten follow-on public offering (“Follow-on Offering”) in which it sold an aggregate of 9,452,054 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,232,876 shares of common stock, at an offering price of $36.50 per share. Proceeds from the Follow-on Offering were approximately $323.7 million, after deducting underwriting discounts and offering costs.

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on public and private equity to fund its operations. As of December 31, 2022, the Company had an accumulated deficit of $187.6 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability, and until then, the Company will need to continue to raise additional capital. As of December 31, 2022, the Company had cash, cash equivalents, and marketable securities of $574.2 million. Based on the current plan, the Company believes that its cash, cash equivalents, and marketable securities as of December 31, 2022 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”).

Consolidation

The consolidated financial statements include the accounts of DICE Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. The Company evaluates its estimates, including those related to revenue recognition, the fair value of convertible preferred stock warrants and common stock warrants, income taxes uncertainties, stock-based compensation, including the fair value of common stock, lease assets and liabilities, clinical trial accruals, and related assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.

Segments

The Company has a single operating segment. The Company’s chief decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources, making operating decisions, and evaluating performance.

Concentration of Credit Risk

Cash and cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. Cash and cash equivalents are deposited in checking and sweep accounts at a financial institution. Deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company invests in money market funds, treasury bills and notes, government bonds, commercial paper, corporate notes, and asset-backed securities. The Company limits its credit risk associated with cash and cash equivalents and marketable securities by placing them with banks and institutions which management believes are credit-worthy and in highly rated investments in accordance with the Company’s investment policy.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Restricted cash consists of funds in a money market account that serves as collateral for a lease agreement.

Marketable Securities

Investments are classified as available-for-sale securities and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Dividend and interest income are recognized when earned and included in interest and other income, net. Realized gains and losses are included in earnings and the cost of securities sold is determined using the specific-identification method.

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

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2—Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repairs are charged to the consolidated statements of operations as incurred.

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”) on January 1, 2022 using the modified retrospective method. Under this method, financial statements for periods after the adoption date are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. Under ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and the current and noncurrent operating lease liabilities are included as operating lease liabilities in the Company’s consolidated balance sheets.

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

The Company excludes from its consolidated balance sheet recognition of leases having a term of 12 months or less (short-term leases) and does not separate lease components and non-lease components for its real estate leases. The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and is recognized in rent expense when incurred.

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

Warrants

The Company accounts for its freestanding warrants in accordance with applicable accounting guidance as either liability-classified or equity-classified instruments depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at fair value upon issuance and re-measured at each reporting period until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer considered liability instruments. Changes in the fair value of liability-classified warrants are recognized as a component of other income (expense) in the consolidated statements of operations. Equity-classified warrants are recorded at fair value within additional paid-in capital at the time of issuance and not subject to remeasurement.

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

The Company has entered into collaboration agreements under which it may obtain upfront license fees, research and development funding, and development, regulatory and commercial milestone payments and royalty payments. The Company’s performance obligations under these arrangements may include licenses of intellectual property, and research and development services. In the collaboration agreements, the Company had a performance obligation to perform research and development services to identify compounds as therapeutic candidates against identified targets. The revenue was recognized as the research and development services were being performed and the results of the research and development services were provided to the customer. The customers had options to elect commercial licenses of intellectual property. As the customer options were not considered to be a material right, customer options were accounted for as separate contracts if and when they are exercised by the customer.

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

For collaborative arrangements under which the Company is eligible to receive sales-based royalties, including milestone payments based on the level of sales, and in which the license is deemed to be the predominant item to which the royalties relate, the Company would recognize revenue when the related sales occur to earn the royalty or sales-based milestone payments.

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

Research and Development Expenses and Accrued Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of direct and indirect costs incurred for the discovery and development of therapeutic candidates. Research and development costs include salaries and benefits, stock-based compensation, consultant fees, manufacturing and process development costs, laboratory supplies, preparation of regulatory submission expenses, and allocated facilities related expenses, as well as fees paid to third parties that conduct certain preclinical and clinical activities on the Company’s behalf.

A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers. Such activities include preclinical studies, clinical trials and other research services. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in research and development expenses. These costs are accrued based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. As actual costs become known, the Company adjusts its accrued liabilities.

Stock-Based Compensation

Stock-based compensation is measured based on the estimated grant date fair value of the award and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period). Forfeitures are accounted for in the period in which they occur.

The Company estimates the grant date fair value of profit interest units and stock options using the Black-Scholes option pricing model. When determining the grant-date fair value of stock-based awards, management further considers whether an adjustment is required to the observable market price or volatility of the Company’s common stock that is used in the valuation as a result of material non-public information, if that information is expected to result in a material increase in share price. The Black-Scholes option pricing model requires the use of several variables and assumptions that require judgment, as discussed below.

Fair Value of Common Units and Common Stock—Prior to the IPO in September 2021, because there had been no public market for the Company’s common units, the fair value of common units was determined by the Company’s Board of Managers with assistance of third-party valuation specialists. The Board of Managers exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of fair value. After completion of the IPO, the fair value of common stock is based on the closing market price on the date of grant.

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. Prior to the IPO, the Company’s profit interest units did not have a contractual term. However, there was a constructive maturity of the profit interest units based on the expected exit or liquidity scenarios for the Company. After the completion of the IPO, the Company’s historical stock option exercise information is limited due to a lack of sufficient data points and therefore does not provide a reasonable basis upon which to estimate an expected term. The Company has elected to use the simplified method for estimating the expected term, which is calculated as the mid-point between the vesting date and the contractual term.

Expected Volatility—Expected volatility is estimated based on the average historical volatilities of comparable public peer companies within its industry over a period equal to the expected term. Beginning in 2022, expected volatility also takes into consideration the Company’s own historical volatility since its IPO. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the measurement date with maturities approximately equal to the expected term.

Expected Dividend Rate—The expected dividend rate is zero as the Company has never paid cash dividends and currently has no intention to pay cash dividends.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Shares of restricted stock subject to future vesting are excluded from the weighted-average number of common shares. Diluted net loss per share is calculated by adjusting the weighted-average number of common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, shares of restricted stock subject to future vesting, options to purchase common stock, and warrants to purchase common stock are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share for each period presented, as their effect would be anti-dilutive given the net loss of the Company.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). This standard requires measurement and recognition of expected credit losses for financial assets. The FASB subsequently issued clarifications to this standard. This standard will become effective for the Company on January 1, 2023. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$459,184	$—	$—	$459,184
US treasury securities	24,570	—	—	24,570
Corporate securities and commercial paper	—	80,266	—	80,266
Asset-backed securities	—	7,996	—	7,996
Total assets measured at fair value	$483,754	$88,262	$—	$572,016

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$115,410	$—	$—	$115,410
US treasury securities	24,053	—	—	24,053
Government treasury and agency securities	—	7,600	—	7,600
Corporate securities and commercial paper	—	150,037	—	150,037
Asset-backed securities	—	21,805	—	21,805
Total assets measured at fair value	$139,463	$179,442	$—	$318,905

The following table presents the changes in fair values of the Company’s convertible preferred stock warrants and common stock warrants, classified as level 3 financial liabilities (in thousands):

Year Ended December 31, 2021
Beginning balance	$314
Fair value of warrants issued in connection with debt financing	127
Change in fair value	1,318
Conversion of convertible preferred stock warrants to common stock warrants upon the closing of the IPO	(535)
Reclassification of fair value of warrants to equity upon the net exercise of warrants	(1,224)
Ending balance	$—

Prior to settlement, the fair value of the warrant liability was estimated using a hybrid approach between a probability-weighted expected return method (“PWERM”) and an option pricing model (“OPM”), which estimated the probability weighted value across multiple liquidity scenarios, while using OPM to estimate the allocation of value within one or more of those scenarios. The Company considered various scenarios, including a scenario in which the Company completed an IPO, a scenario in which the Company remained private, and a scenario contemplating a merger or acquisition.

There were no transfers into or out of Level 3 during the years ended December 31, 2022 and 2021.

4. Investments

The amortized cost, unrealized gain and loss, and fair value of the Company’s investments in marketable securities by major security type are as follows (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$459,184	$—	$—	$459,184
US treasury securities	24,715	—	(145)	24,570
Corporate securities and commercial paper	80,706	—	(440)	80,266
Asset-backed securities	8,008	—	(12)	7,996
Total financial assets	$572,613	$—	$(597)	$572,016

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$115,410	$—	$—	$115,410
US treasury securities	24,056	1	(4)	24,053
Government treasury and agency securities	7,606	—	(6)	7,600
Corporate securities and commercial paper	150,074	3	(40)	150,037
Asset-backed securities	21,817	—	(12)	21,805
Total financial assets	$318,963	$4	$(62)	$318,905

Investments with unrealized losses have been in a loss position for less than twelve months, and the unrealized losses were considered to be temporary in nature. Unrealized losses as of December 31, 2022 are attributed to changes in market interest rates. The Company does not intend to sell the investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. During the years ended December 31, 2022 and 2021, there have been no significant realized gains or losses on available-for-sale investments.

As of December 31, 2022, the remaining maturity of the Company’s marketable securities was less than one year.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$4,276	$4,139
Leasehold improvements	1,155	103
Computer equipment	351	73
Furniture and fixtures	469	199
Construction-in-progress	—	358
Total property and equipment, gross	6,251	4,872
Less accumulated depreciation and amortization	(3,330)	(3,227)
Total property and equipment, net	$2,921	$1,645

Depreciation expense was $0.8 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development	$5,197	$4,023
Accrued employee related costs	4,262	1,957
Accrued clinical trial costs	196	1,672
Accrued general and administrative	964	756
Other accrued expenses and liabilities	31	283
Total accrued expenses and other current liabilities	$10,650	$8,691

6. Collaboration Revenue

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

No revenue was recognized related to the Sanofi Agreement, as amended for the years ended December 31, 2022 and 2021. In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement effective as of July 13, 2022. As a result, the Company regained worldwide rights to the previously partnered oral immuno-oncology program in July 2022.

Under the Sanofi Agreement, the Company earned Sum of the Evidence (“SOE”) points depending on the milestone achieved and Sanofi’s elections. In connection with this right, the Company recognized $2.0 million in revenue in 2018, when SOE points were earned. The contract asset is recorded as an unbilled receivable of $2.0 million in the consolidated balance sheets as of December 31, 2021. In August 2022, the Company reached a negotiated settlement of the receivable of $1.5 million. As of December 31, 2022 the receivable was collected and all related performance obligations have been satisfied.

2017 Genentech Collaboration Agreement

In November 2017, the Company entered into a collaboration agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”). Under the 2017 Collaboration Agreement, the Company was entitled to receive a one-time target access fee for each of the collaboration targets designated. The research collaboration with respect to each collaboration target had a two-year term that commenced upon the Company’s initiation of certain research activities, unless terminated earlier under the terms of the Collaboration Agreement.

Upon execution of the Genentech Agreement, Genentech designated certain collaboration targets and paid the Company a $4.5 million target access fee. In 2018, Genentech paid the Company an additional $1.5 million in target access fees. The Company’s performance obligation under the collaboration consists of research services. The revenue related to the performance obligation was recognized when the research services were completed and delivered to Genentech.

The Company initiated research activities on the active collaboration targets in March 2018 and submitted five milestone packages for Genentech to review in 2019. The Company recognized collaboration revenue upon the completion of the milestone packages and research services. In June 2021, the Genentech Agreement was terminated, and the Company recognized the remaining $1.1 million of deferred revenue as collaboration revenue for the year ended December 31, 2021. No revenue was recognized for the year ended December 31, 2022.

7. Leases

In June 2021, the Company entered into a lease agreement for a new office space in South San Francisco, California. The lease has an initial term of seven years, beginning on the lease commencement date of March 25, 2022, with an option to extend the lease for an additional period of five years. Under the terms of the lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $0.2 million, commencing on the effective date of the agreement until the expiration of the lease. The deposit related to the letter of credit is included within restricted cash in the consolidated balance sheets.

The Company leased its former headquarters with its main offices and laboratory facilities in South San Francisco under a sublease agreement that ended in April 2022.

As of December 31, 2022, the weighted-average remaining lease term was 6.3 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 10.0%. As of December 31, 2022, the future minimum payments under operating lease liabilities were as follows (in thousands):

Amount
2023	$2,665
2024	2,738
2025	2,814
2026	2,891
2027	2,971
Thereafter	3,821
Total undiscounted lease payments	17,900
Less: imputed interest	(4,635)
Total lease liabilities	13,265
Less: lease liabilities – current portion	1,424
Lease liabilities – noncurrent portion	$11,841

Total lease cost for the year ended December 31, 2022 was $3.5 million; total rent expense for the year ended December 31, 2021 was $1.4 million. The components of lease costs, which were included in selling, general, and administrative, net in its consolidated statements of operations, were as follows (in thousands):

Year Ended December 31, 2022
Operating lease cost	$2,618
Variable lease cost	873
Total lease cost	$3,491

8. Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business that include, among other things, arrangements with CROs for clinical trials, vendors for preclinical research, and vendors for manufacturing. These contracts generally provide for termination upon notice, and therefore the Company believes that its obligations under these agreements are not material. As of December 31, 2022, the Company had non-cancelable purchase commitments of $5.0 million due within one year.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings arising from the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its partners, suppliers and vendors, among others. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in these consolidated financial statements as management believes such liability is immaterial.

In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s consolidated financial statements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements. However, the Company currently has directors’ and officers’ insurance that reduces its exposure and may enable the Company to recover a portion of any future amounts paid.

9. Debt

Loan and Security Agreement

On April 13, 2021, the Company entered into a senior secured term loan facility with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”), which provided for a $10.0 million term loan, of which $2.5 million was drawn (the “Term Loan”). On June 27, 2022, the Company entered into the Joinder and First Amendment to Loan and Security Agreement (the “Amendment”) with SVB. The Amendment amends certain key terms of the SVB Loan and Security Agreement (together the “Credit Facility”) to among other things: (1) provide additional term loan advances of up to $30.0 million (“Additional Term Loan Advances”); (2) extend the draw period from June 30, 2022 to February 29, 2024; (3) extend the maturity date from February 1, 2025 to May 1, 2027; and (4) reduce the per annum interest rate from the greater of (i) 1.75% above the WSJ prime rate and (ii) 5.0%, to the greater of (i) 0.75% above the WSJ prime rate and (ii) 4.25%. Amounts borrowed under the Additional Term Loan Advances will be interest only through June 1, 2024, followed by 36 monthly payments of principal and interest. There is no required minimum draw or financial covenants associated with the Credit Facility, as amended. The Credit Facility calls for a final payment fee equal to 5.0% of the original principal amount borrowed under the Additional Term Loan Advances, due upon the earlier of maturity, prepayment or acceleration of the principal due to an event of default.

Upon execution of the Amendment, the Company repaid the $2.5 million Term Loan and the final payment fee of $0.1 million. Per the Amendment, the associated prepayment fee was waived. As of December 31, 2022, there was no outstanding balance on the Credit Facility.

The Company recorded a loss on extinguishment of debt of approximately $0.2 million in the consolidated statements of operations during the year ended December 31, 2022, representing the difference between the carrying amount of the Term Loan and the amount paid to retire the Term Loan.

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

The Company incurred financing expenses related to the Amendment of approximately $0.6 million (including the fair value of the warrant) during the year ended December 31, 2022.

In connection with the Credit Facility, the Company recognized interest expense, including amortization of the debt discount, of $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. With the closure of SVB, there can be no assurance that this credit facility will be available to the Company for borrowing.

10. Convertible Preferred Units and Stockholders’ Equity/Members’ Deficit

Convertible Preferred Units

In December 2020, the Company entered into the Series C Convertible Preferred Unit Purchase Agreement (“Series C Agreement”) for the issuance of up to 7,859,623 Series C Convertible Preferred Units at a price of $10.37 per unit. In the same month, the Company issued 5,239,629 Series C Convertible Preferred Units at a price of $10.37 per unit for net proceeds of $51.7 million (net of $2.7 million in issuance costs). In July 2021, the Company issued and sold the remaining 2,619,994 shares of Series C Convertible Preferred Units at a price of $10.37 per share for net proceeds of $26.0 million, net of $1.1 million in issuance costs. In August 2021, the Company issued and sold an aggregate of 4,446,056 shares of Series C-1 Convertible Preferred Units at a price of $13.50 per share for net proceeds of $59.7 million, net of $0.3 million in issuance costs. In September 2021, the Company completed the Conversion in which all outstanding convertible preferred units were converted into an equal number of shares of convertible preferred stock. Immediately prior to the closing of the IPO (See Note 1), all of the then-outstanding shares of convertible preferred stock converted into 19,756,590 shares of common stock.

Common stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2022, no dividends had been declared by the Board of Directors.

11. Warrants

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

Common Stock Warrants

In September 2021, common stock warrants, issued to SVB in April 2021 in connection with the SVB Loan and Security Agreement, to purchase 38,058 shares of the Company’s stock at an exercise price of $4.72 per share were net exercised into 33,188 shares of common stock, which resulted in the reclassification of the common stock warrant liability of $1.2 million to additional paid-in capital.

As of December 31, 2022, the Company has an outstanding common stock warrant, issued to SVB in June 2022 in conjunction with the Amendment, to purchase 42,349 shares of common stock at an exercise price of $14.43 per share. The outstanding warrant expires on June 26, 2032. As of December 31, 2021, there were no warrants outstanding.

12. Stock-Based Compensation

2014 Equity Incentive Plan

Prior to the Conversion, the Company granted profit interest units under the 2014 Equity Incentive Plan (the “2014 Plan”). Under the provisions of the 2014 Plan, the Board of Managers granted profit interest units (“PI Units”) to employees, managers, and consultants (collectively, the “Participants”). PI Units were Common Units that were issued to Participants with a threshold amount. In the event of a distribution by the Company, the proceeds distributed to the holder would be reduced by the threshold amount. PI Units were economically similar to a stock option award and vested based on time or performance-based milestones, as determined by the Board of Managers and stipulated in the grant agreements.

Profit interest units generally vested 25% after one-year with the remainder vesting monthly over the following three-year period. The Company has determined that the underlying terms and intended purpose of the PI Units are more akin to an equity-based compensation for employees and non-employees than a performance bonus or profit-sharing arrangement.

Immediately prior to consummation of the IPO, all of the outstanding PI Units were converted into 2,361,520 shares of common stock, of which 1,141,403 were subject to certain vesting conditions. The following table provides a summary of the unvested common stock activity for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	1,028,389	$6.76
Vested	(410,266)	$6.35
Forfeited	(52,903)	$13.78
Unvested as of December 31, 2022	565,220	$6.62

The weighted-average grant date fair value of PI Units granted during the year ended December 31, 2021 was $5.03. The aggregate intrinsic value of common stock that vested during the years ended December 31, 2022 and 2021 was $2.6 million and $0.5 million, respectively. The aggregate intrinsic value of restricted stock awards outstanding on December 31, 2022 was $17.6 million.

The estimated grant-date fair value of all the Company’s PI Units was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31, 2021
Expected term (in years)	5.5 - 6.1
Expected volatility	75%
Risk-free interest rate	0.74% - 1.10%
Expected dividend rate	—

2021 Equity Incentive Plan

In September 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (“2021 Plan”), which became effective in connection with the IPO. The Company reserved 6,189,332 shares of common stock for future issuance under the 2021 Plan. In addition, any awards subject to the 2014 Plan which are forfeited or repurchased by the Company after the effective date of the 2021 Plan are added to the 2021 Plan reserve. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increase on the first day of January, commencing on January 1, 2022 and through 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2022, the common stock available for issuance under the 2021 Plan automatically increased by 1,911,215 shares. As of December 31, 2022, there were 4,415,628 shares available for issuance under the 2021 Plan.

Awards granted under the 2021 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonqualified Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms.

Stock option activity under the 2021 Plan was as follows:

	Number of stock options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2021	1,473,812	$17.57
Granted	2,466,116	19.09
Exercised	(84,241)	17.35
Cancelled/Forfeited	(194,990)	18.15
Outstanding as of December 31, 2022	3,660,697	18.57	9.10	46,325
Exercisable as of December 31, 2022	893,310	18.19	8.91	11,619

The intrinsic value of options exercised, calculated as the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option, was approximately $1.5 million for the year ended December 31, 2022. There were no stock option exercises during the year ended December 31, 2021.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2022 and 2021 was $12.53 and $11.01, respectively. The total fair value of stock options that vested during the years ended December 31, 2022 and 2021 was $8.2 million and $3.1 million, respectively.

The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2022	2021
Expected term (in years)	5.5 - 6.1	5.0 - 6.7
Expected volatility	72% - 76%	72% - 73%
Risk-free interest rate	1.52% - 4.30%	0.79% - 1.34%
Dividend yield	—	—

2021 Employee Stock Purchase Plan

In September 2021, the Company’s board of directors and stockholders adopted and approved the Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. The Company reserved 375,000 shares of common stock for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP automatically increase on the first day of January, commencing on January 1, 2022 and through 2031, in an amount equal to 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2022, the common stock available for issuance under the ESPP automatically increased by 382,243 shares. Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. As of December 31, 2022 the Company has issued no shares under the ESPP as the first offering period has not begun. As of December 31, 2022, there were 757,243 shares available for issuance under the ESPP.

Stock-Based Compensation Expense

The Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$6,484	$2,625
General and administrative	6,341	2,956
Total stock-based compensation expense	$12,825	$5,581

As of December 31, 2022, there was a total of $30.8 million and $3.6 million of unrecognized compensation costs related to stock options and restricted stock awards, respectively, that is expected to be recognized over a weighted-average period of approximately 2.9 and 2.1 years, respectively. The Company did not recognize incremental stock-based compensation expense related to the conversion of the profit interest units to unvested common stock in accordance with the Conversion, as such exchange was at fair value.

13. Employee Benefit Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) covering substantially all U.S. employees of DICE Therapeutics, Inc. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2022 and 2021, the Company did not make any contributions to the plan.

14. Income Taxes

The company has not recognized any current or deferred tax expense for the years ended December 31, 2022 and 2021. The Company has incurred net operating losses in the United States only for all periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate:

	Year Ended December 31,
	2022	2021
Statutory rate	21.0%	21.0%
State tax	0.6	(3.9)
Tax credits	1.4	1.2
Change in valuation allowance	(20.9)	(17.0)
Other	—	(0.4)
Stock compensation	(2.1)	(0.9)
Effective income tax rate	—%	—%

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$17,340	$13,482
R&D Capitalization	16,642	5,711
Tax credit carryforwards	3,940	2,276
Lease liabilities	2,789	—
Stock compensation	1,215	505
Accrual and other	1,134	455
Total deferred tax assets	43,060	22,429
Deferred tax liabilities:
Property and equipment	(294)	(90)
Right of use assets	(2,753)	—
Total deferred tax liabilities	(3,047)	(90)
Valuation allowance	(40,013)	(22,339)
Net deferred taxes	$—	$—

The tax benefits of net operating losses, temporary differences and credit carryforwards are recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $17.7 million and $8.0 million during the years ended December 31, 2022 and 2021, respectively.

The Company had pre-tax net operating losses and tax credit carryforwards as of December 31, 2022 as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$77,353	Do not expire
Net operating losses, state	15,699	2038-2042
Tax credits, federal	3,491	2038-2042
Tax credits, state	2,230	N/A

The ability of the Company to utilize net operating losses and credit carryforwards to reduce future domestic taxable income and domestic income tax is subject to various limitations under the Internal Revenue Code (“Code”). Internal Revenue Code Section 382 places a limitation (Section 382 Limitation) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021
Balance, beginning of year	$832	$515
Additions based on tax positions related to current year	598	317
Balance, end of year	$1,430	$832

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized and there would be no cash tax impact. The Company has elected to include interest and penalties as a component of tax expense. During the year ended December 31, 2022, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months. The Company files income tax returns in the U.S. federal and California tax jurisdictions. The federal and state income tax returns from inception to December 31, 2021 remain subject to inspection.

15. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Restricted stock subject to future vesting	565,220	1,028,389
Options to purchase common stock	3,660,697	1,473,812
Warrants to purchase common stock	42,349	—
Total	4,268,266	2,502,201

16. Subsequent Events

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. At the time of the closure of SVB, the Company had approximately 1% of total current cash, cash equivalents and marketable securities in deposit accounts with SVB. On March 12, 2023, the FDIC announced that all depositors of the bank would have access to all funds starting on March 13, 2023. The remainder of the Company’s cash, cash equivalents and marketable securities resides in a custodial account held in the Company’s name at U.S. Bank for which SVB Asset Management is the advisor, and management does not believe the investments in this account are directly exposed to risk of loss as a result of the insolvency of SVB.

As disclosed in Note 9, the Company has a credit facility with SVB under which it has the option to borrow up to $30.0 million of term loan advances. There is no outstanding balance on this credit facility. There can be no assurance that this credit facility will be available to the Company for borrowing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022 (the “Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-40794	3.1	11/12/2021

3.2	Restated Bylaws.	8-K	001-40794	3.1	11/17/2022

4.1	Form of Registrant’s common stock certificate.	S-1	333-259061	4.1	08/25/2021

4.2	Amended and Restated Investors’ Rights Agreement, dated August 20, 2021, by and among the Registrant and certain of its stockholders.	S-1/A	333-259061	4.2	08/27/2021

4.3	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	001-40794	4.3	03/28/2021

4.4	Warrant to Purchase Stock, by and between the Registrant and Silicon Valley Bank, dated as of June 27, 2022.	10-Q	001-40794	4.1	08/11/2022

10.1	Form of Indemnity Agreement.	S-1	333-259061	10.1	08/25/2021

10.2*	2014 Equity Incentive Plan and forms of award agreements.	S-1	333-259061	10.2	08/25/2021

10.3*	2021 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	333-259061	10.3	09/09/2021

10.4*	2021 Employee Stock Purchase Plan and forms of award agreements thereunder.	S-1/A	333-259061	10.4	09/09/2021

10.5	Lease Agreement, dated June 25, 2021, by and between ARE-EAST JAMIE COURT, LLC and the Registrant.	S-1	333-259061	10.8	08/25/2021

10.6	Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of April 13, 2021.	S-1	333-259061	10.10	08/25/2021

10.7**	Joinder and First Amendment to Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of June 27, 2022	10-Q	001-40794	10.1	08/11/2022

10.8*	Offer Letter, dated September 7, 2021, by and between the Registrant and J. Kevin Judice, Ph.D.	S-1/A	333-259061	10.11	09/09/2021

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.9*	Offer Letter, dated September 7, 2021, by and between the Registrant and Timothy Lu, M.D., Ph.D.					X

10.10*	Offer Letter, dated September 7, 2021, by and between the Registrant and Scott Robertson.	S-1/A	333-259061	10.13	09/09/2021

10.11*	Form of Change in Control and Severance Agreement.	S-1/A	333-259061	10.14	09/09/2021

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

DICE Therapeutics, Inc.

Date: March 15, 2023	By:	/s/ J. Kevin Judice, Ph.D.
J. Kevin Judice, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2023	By:	/s/ Scott Robertson
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

Name	Title	Date

/s/ J. Kevin Judice, Ph.D.	Chief Executive Officer and Director	March 15, 2023
J. Kevin Judice, Ph.D.	(Principal Executive Officer)

/s/ Scott Robertson	Chief Business and Financial Officer	March 15, 2023
Scott Robertson	(Principal Financial and Accounting Officer)

/s/ Richard Scheller, Ph.D.	Chairman of the Board and Director	March 15, 2023
Richard Scheller, Ph.D.

/s/ Lisa Bowers	Director	March 15, 2023
Lisa Bowers

/s/ Mittie Doyle, M.D.	Director	March 15, 2023
Mittie Doyle, M.D.

/s/ Jim Scopa	Director	March 15, 2023
Jim Scopa

/s/ Jake Simson, Ph.D.	Director	March 15, 2023
Jake Simson, Ph.D.

/s/ Sharon Tetlow	Director	March 15, 2023
Sharon Tetlow