Form 10-Q
period 2023-03-31
DICE Therapeutics, Inc.
filed 2023-05-11
CIK 1645569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of May 3, 2023, the registrant had 47,730,577 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including inflation, actual or perceived instability in the U.S. and global banking systems, pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

DICE THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,594	$461,393
Marketable securities	452,954	112,832
Prepaid expenses and other current assets	4,802	3,537
Total current assets	559,350	577,762
Property and equipment, net	3,345	2,921
Restricted cash	198	198
Operating lease right-of-use assets	12,711	13,097
TOTAL ASSETS	$575,604	$593,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,122	$3,075
Accrued expenses and other current liabilities	11,640	10,650
Operating lease liabilities, current portion	1,479	1,424
Total current liabilities	17,241	15,149
Operating lease liabilities, noncurrent portion	11,458	11,841
TOTAL LIABILITIES	28,699	26,990
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 47,728,381 and 47,707,691 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	760,437	755,174
Accumulated deficit	(213,240)	(187,594)
Accumulated other comprehensive loss	(297)	(597)
TOTAL STOCKHOLDERS’ EQUITY	546,905	566,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$575,604	$593,978

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$23,661	13,410
General and administrative	7,914	5,448
Total operating expenses	31,575	18,858
Loss from operations	(31,575)	(18,858)
Other income (expense):
Interest and other income, net	5,929	327
Interest expense	—	(60)
Net loss	(25,646)	(18,591)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	300	(1,082)
Comprehensive loss	$(25,346)	$(19,673)
Net loss per share, basic and diluted	$(0.54)	$(0.50)
Weighted-average shares used in computing net loss per share, basic and diluted	47,193,122	37,261,685

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2022	47,707,691	$5	$755,174	$(187,594)	$(597)	$566,988
Issuance of common stock upon exercise of stock options	20,690	—	374	—	—	374
Stock-based compensation	—	—	4,889	—	—	4,889
Other comprehensive gain	—	—	—	—	300	300
Net loss	—	—	—	(25,646)	—	(25,646)
Balances as of March 31, 2023	47,728,381	$5	$760,437	$(213,240)	$(297)	$546,905

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	38,224,299	$4	$416,710	$(103,707)	$(58)	$312,949
Issuance of common stock upon exercise of stock options	4,976	—	84	—	—	84
Stock-based compensation	—	—	1,809	—	—	1,809
Other comprehensive loss	—	—	—	—	(1,082)	(1,082)
Net loss	—	—	—	(18,591)	—	(18,591)
Balances as of March 31, 2022	38,229,275	$4	$418,603	$(122,298)	$(1,140)	$295,169

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,646)	$(18,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	244	151
Stock-based compensation	4,889	1,809
Gain on asset disposal	—	(22)
Amortization of operating lease right-of-use assets	386	368
Amortization of (discount) premium for marketable securities	(2,369)	351
Amortization of debt issuance costs	—	29
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,088)	607
Accounts payable	472	3,054
Accrued expenses and other liabilities	1,004	(1,552)
Operating lease liabilities	(328)	(368)
Net cash used in operating activities	(22,436)	(14,164)
Cash flows from investing activities:
Purchases of property and equipment	(202)	(385)
Purchases of marketable securities	(397,724)	(65,506)
Proceeds from maturities of marketable securities	60,271	18,005
Net cash used in investing activities	(337,655)	(47,886)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	351	84
Payments of public offering costs	(54)	—
Payments of Series C issuance costs	—	(192)
Payments for tax distributions	(5)	—
Net cash provided by (used in) financing activities	292	(108)
Net decrease in cash, cash equivalents and restricted cash	(359,799)	(62,158)
Cash, cash equivalents and restricted cash at beginning of period	461,591	116,174
Cash, cash equivalents and restricted cash at end of period	$101,792	$54,016
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for lease liabilities	$—	$14,477
Supplemental non-cash investing and financing information:
Property and equipment additions included in accounts payable and accrued liabilities	$511	$1,396
Stock option exercise proceeds included in prepaids and other current assets	$73	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$101,594	$53,668
Restricted cash	198	348
Total cash, cash equivalents and restricted cash	$101,792	$54,016

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

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on public and private equity to fund its operations. As of March 31, 2023, the Company had an accumulated deficit of $213.2 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability, and until then, the Company will need to continue to raise additional capital. As of March 31, 2023, the Company had cash, cash equivalents, and marketable securities of $554.5 million. Based on the current plan, the Company believes that its cash, cash equivalents, and marketable securities as of March 31, 2023 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. The Company evaluates its estimates, including those related to the fair value of common stock warrants, income taxes uncertainties, stock-based compensation, lease assets and liabilities, clinical trial accruals, and related assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all necessary adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2023, and its results of operations and comprehensive loss and changes in stockholders’ equity and members’ deficit for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three month period are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, as filed on March 15, 2023.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). This standard requires measurement and recognition of expected credit losses for financial assets. The FASB subsequently issued clarifications to this standard. The Company adopted Topic 326 on a modified retrospective basis on January 1, 2023. The adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

3.
Fair Value Measurements

The fair value hierarchy consists of the following three levels:

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$101,011	$—	$—	$101,011
US treasury securities	91,643	—	—	91,643
Agency securities	—	93,371	—	93,371
Corporate securities and commercial paper	—	265,922	—	265,922
Asset-backed securities	—	2,018	—	2,018
Total assets measured at fair value	$192,654	$361,311	$—	$553,965

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$459,184	$—	$—	$459,184
US treasury securities	24,570	—	—	24,570
Corporate securities and commercial paper	—	80,266	—	80,266
Asset-backed securities	—	7,996	—	7,996
Total assets measured at fair value	$483,754	$88,262	$—	$572,016

4.
Investments

The amortized cost, unrealized gain and loss, and fair value of the Company’s investments in marketable securities by major security type are as follows (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$101,011	$—	$—	$101,011
US treasury securities	91,559	147	(63)	91,643
Agency securities	93,287	85	(1)	93,371
Corporate securities and commercial paper	266,397	16	(491)	265,922
Asset-backed securities	2,008	10	—	2,018
Total	$554,262	$258	$(555)	$553,965

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$459,184	$—	$—	$459,184
US treasury securities	24,715	—	(145)	24,570
Corporate securities and commercial paper	80,706	—	(440)	80,266
Asset-backed securities	8,008	—	(12)	7,996
Total	$572,613	$—	$(597)	$572,016

During the three months ended March 31, 2023 and 2022, there have been no realized gains or losses on available-for-sale investments. Unrealized losses as of December 31, 2022 and March 31, 2023 were attributed to changes in market interest rates, were considered to be temporary in nature and do not represent credit losses. The Company does not intend to sell the investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of December 31, 2022 and March 31, 2023, no allowance for credit losses was recorded.

As of March 31, 2023, the Company had 20 marketable securities in an unrealized loss position. The following table presents marketable securities that were in an unrealized loss position as of March 31, 2023, aggregated by major security type and length of time that the individual securities have been in a continuous loss position (in thousands):

	March 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US treasury securities	$8,327	$(43)	$7,979	$(20)	$16,306	$(63)
Agency securities	10,023	(1)	—	—	10,023	(1)
Corporate securities and commercial paper	78,687	(364)	19,398	(127)	98,085	(491)
Total	$97,037	$(408)	$27,377	$(147)	$124,414	$(555)

As of March 31, 2023, the remaining maturity of the Company’s marketable securities, by maturity date, were as follows (in thousands):

Amount
Due within one year	$339,878
Due after one through five years	113,076
Total marketable securities	$452,954

5.
Collaboration Agreement

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

No revenue was recognized related to the Sanofi Agreement, as amended, for the three months ended March 31, 2023 and 2022. In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement effective as of July 13, 2022. As a result, the Company regained worldwide rights to the previously partnered oral immuno-oncology program in July 2022.

Under the Sanofi Agreement, the Company earned Sum of the Evidence (“SOE”) points depending on the milestone achieved and Sanofi’s elections. In connection with this right, the Company recognized $2.0 million in revenue in 2018, when SOE points were earned, and recorded a contract asset. In August 2022, the Company reached a negotiated settlement of the receivable of $1.5 million. As of December 31, 2022 the receivable was collected and all related performance obligations have been satisfied.

6.
Credit Facility

The Company has a senior secured term loan facility, as amended (the “Credit Facility”), with Silicon Valley Bank (“SVB”), now a division of First-Citizens Bank & Trust Company, which provides for term loan advances of up to $30.0 million through February 29, 2024. As of March 31, 2023, there was no outstanding balance on the Credit Facility.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 27, 2023, First-Citizens Bank & Trust Company, a subsidiary of First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement with the FDIC to substantially purchase all loans and certain other assets, and assume all customer deposits and certain other liabilities of SVB, including the Credit Facility. The Company’s Credit Facility is now ultimately held by First Citizens, and First Citizens’ management has communicated to SVB’s customers, including DICE, that there is no change to its agreements currently in place with SVB.

7.
Stockholders’ Equity

Initial Public Offering

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

ATM Sales Agreement

On March 15, 2023, the Company entered into an ATM Equity Offering Sales Agreement (the “ATM Sales Agreement”) with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which the Company may issue and sell shares of its common stock from time to time at its sole discretion through BofA and Stifel as its sales agents, by any method permitted that is deemed to be an “at the market offering” (“ATM”) as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Program”) having an aggregate offering price of up to $150.0 million. The Company will pay BofA and Stifel a commission of up to 3% of the gross proceeds from each sale of the shares pursuant to the ATM Sales Agreement.

The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. The Company is not obligated to make any sales of shares of its common stock under the ATM Program. As of March 31, 2023, no shares have been sold under the ATM Program.

Common Stock Warrants

As of March 31, 2023 and December 31, 2022, the Company had an outstanding common stock warrant, issued to SVB in June 2022, to purchase 42,349 shares of common stock at an exercise price of $14.43 per share. The outstanding warrant expires on June 26, 2032.

8.
Stock-Based Compensation

2021 Equity Incentive Plan

In January 2023, the common stock available for issuance under the 2021 Equity Incentive Plan automatically increased by 5% of the total number of shares of the Company’s capital stock outstanding on December 31, 2022, or 2,385,384 shares.

2021 Employee Stock Purchase Plan

In January 2023, the common stock available for issuance under the 2021 Employee Stock Purchase Plan automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2022, or 477,076 shares.

Stock-Based Compensation Expense

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,630	$974
General and administrative	2,259	835
Total stock-based compensation expense	$4,889	$1,809

9.
Net Loss Per Share

Basic net loss per share is the same as diluted net loss per share for each period presented, as the effects of potentially dilutive securities are anti-dilutive given the net loss of the Company. The following outstanding potentially dilutive shares have been excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Restricted stock subject to future vesting	482,487	923,116
Options to purchase common stock	4,817,384	1,931,836
Restricted stock units	244,900	—
Warrants to purchase common stock	42,349	—
Total	5,587,120	2,854,952

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022.

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

Our lead therapeutic candidate, DC-806, is an oral antagonist of the pro-inflammatory signaling molecule, interleukin-17 (“IL-17”), which is a validated drug target implicated in a variety of immunology indications. There are two approved antibody therapeutics, COSENTYX (secukinumab), marketed by Novartis, and TALTZ (ixekizumab), marketed by Eli Lilly, but no oral therapies targeting this pathway. COSENTYX and TALTZ both are approved for the treatment of psoriasis, psoriatic arthritis, ankylosing spondylitis and non-radiographic axial spondyloarthritis, and collectively generated approximately $7.3 billion in worldwide sales in 2022. The Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”) approved our Clinical Trial Application (“CTA”) for DC-806 in September 2021 and in October 2022, we announced positive topline data from our Phase 1 clinical trial in healthy volunteers and psoriasis patients. The Phase 1 trial was designed to generate safety and pharmacokinetic (“PK”) data, as well as provide early clinical proof-of-concept in psoriasis patients. The trial was conducted in three overlapping cohorts: Phase 1a (single ascending dose) and Phase 1b (multiple ascending dose) in healthy volunteers, and a proof-of-concept Phase 1c in psoriasis patients. Clinical proof-of-concept in psoriasis patients was achieved with a mean percentage reduction in Psoriasis Area and Severity Index (“PASI”) from baseline at 4 weeks of 43.7% in the high dose group compared to 13.3% in the placebo group, with an exploratory p-value of 0.0008. Additionally, DC-806 was well tolerated with a favorable safety profile across all dose groups in healthy volunteers and psoriasis patients, with a robust PK profile and clear pharmacodynamic effects on two distinct biomarkers at both high and low doses of DC-806. Collectively these data support further development of DC-806 as a potential best-in-class oral agent for the treatment of psoriasis. Our investigational new drug (“IND”) application was cleared by the U.S. Food and Drug Administration (“FDA”) in March 2023 and the first patient has been dosed in our global, dose-ranging Phase 2b clinical trial of DC-806. The randomized, double-blind, placebo-controlled trial aims to enroll approximately 225 patients with moderate-to-severe psoriasis and will evaluate multiple doses of DC-806 compared to placebo over a 12-week treatment period to further explore peak efficacy and inform induction and maintenance doses for Phase 3 development. The primary endpoint is percentage of patients with ≥ 75% in Psoriasis Area and Severity Index score reduction from baseline.

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

On September 17, 2021, we closed our initial public offering (“IPO”) in which we sold an aggregate of 13,800,000 shares of common stock at a price to the public of $17.00 per share, which included 1,800,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $214.7 million, after deducting underwriting discounts and offering costs. On October 17, 2022, we closed an underwritten follow-on public offering (“Follow-on Offering”) of 9,452,054 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,232,876 shares of common stock, at an offering price of $36.50 per share. Proceeds from the Follow-on Offering were approximately $323.7 million after deducting underwriting discounts and offering costs. On March 15, 2023, we entered into an ATM Equity Offering Sales Agreement with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which we may issue and sell shares of our common stock from time to time at our sole discretion through BofA and Stifel as our sales agents, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”, and such facility, the “ATM Program”) having an aggregate offering price of up to $150.0 million. As of March 31, 2023, we have not sold any shares under the ATM Program.

Our revenue to date has been generated solely from research collaborations and activities. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our therapeutic candidates. We have incurred net losses in each year since inception, except for the year ended December 31, 2016, and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our therapeutic candidates. Our net losses were $25.6 million and $18.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $213.2 million. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our research and development activities.

Components of Results of Operations

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

Our indirect costs include:

•
personnel-related expenses, including salaries, benefits, and stock-based compensation for personnel engaged in research and development functions; and

•
allocated facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation expense, information technology and other supplies.

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

Interest and Other Income, Net

Interest and other income, net, consists of interest earned on our cash equivalents and marketable securities during the period.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands, except percentages):

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$23,661	$13,410	$10,251	76%
General and administrative	7,914	5,448	2,466	45%
Total operating expenses	31,575	18,858	12,717
Loss from operations	(31,575)	(18,858)	(12,717)
Other income (expense):
Interest and other income, net	5,929	327	5,602	*
Interest expense	—	(60)	60	100%
Net loss	$(25,646)	$(18,591)	$(7,055)

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,		$
	2023	2022	Change
Direct costs:
IL-17	$11,090	$7,822	$3,268
Other programs	3,370	1,397	1,973
Indirect costs:
Personnel-related expenses (including stock-based compensation)	7,326	3,584	3,742
Facilities and other expenses	1,875	607	1,268
Total research and development expenses	$23,661	$13,410	$10,251

Research and development expenses were $23.7 million for the three months ended March 31, 2023, compared to $13.4 million for the three months ended March 31, 2022. The increase of $10.3 million was primarily due to increases of $3.7 million related to personnel-related expenses resulting from an increase in headcount and stock-based compensation, $3.3 million related to increased activities for our IL-17 franchise, $2.0 million related to our other research programs, and $1.3 million related to facilities and other costs.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended March 31, 2023, compared to $5.4 million for the three months ended March 31, 2022. The increase of $2.5 million was primarily due to increases in personnel-related expenses of $1.7 million, resulting from an increase in headcount and stock-based compensation; increases in facilities, information technology and other general expenses of $0.5 million; and increases in insurance, legal, accounting fees, and other professional services of $0.3 million.

Interest and Other Income, Net

Interest and other income, net, was $5.9 million for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022. The increase of $5.6 million was primarily due to interest income earned on investments as a result of investing the cash from our Follow-on Offering that occurred in October 2022, as well as increased interest rates.

Liquidity and Capital Resources

Since our inception through March 31, 2023, our operations have been financed primarily by sales of our convertible preferred stock and common stock, through our collaboration agreements, and issuance of debt. In September 2021, we completed our IPO for aggregate proceeds of approximately $214.7 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions. In October 2022, we completed our Follow-on Offering and raised an additional $323.7 million after deducting underwriting discounts and offering costs from the sale of 9,452,054 shares of common stock (inclusive of the full exercise of the underwriters’ option to purchase additional shares). As of March 31, 2023, we had $554.5 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $213.2 million.

On March 15, 2023, we entered into an ATM Equity Offering Sales Agreement with BofA and Stifel, pursuant to which we may issue and sell shares of our common stock from time to time at our sole discretion through BofA and Stifel as our sales agents, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $150.0 million. As of March 31, 2023, we have not sold any shares under the ATM Program.

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

Our material cash requirements include our contractual obligations for our operating leases for our corporate headquarters, and non-cancelable purchase commitments. During the three months ended March 31, 2023, there were no material changes outside the ordinary course of our business to our material cash requirements described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed and its deposits and loans were assumed by First-Citizens Bank & Trust Company, a subsidiary of First Citizens BancShares, Inc. (“First Citizens”). Under our credit facility with SVB, which facility is now ultimately held by First Citizens, we have an option to borrow up to $30.0 million in additional term loans through February 29, 2024. Amounts borrowed under the credit facility will have a maturity date of May 1, 2027 and will accrue interest at a rate equal to the greater of (i) 0.75% above the WSJ prime rate and (ii) 4.25%. Amounts borrowed under the credit facility will be interest only through June 1, 2024, followed by 36 monthly payments of principal and interest. The credit facility calls for a final payment fee equal to 5.0% of the original principal amount borrowed, due upon the earlier of maturity, prepayment or acceleration of the principal due to an event of default. As of March 31, 2023, there is no outstanding balance on our credit facility with SVB.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(22,436)	$(14,164)
Investing activities	(337,655)	(47,886)
Financing activities	292	(108)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(359,799)	$(62,158)

Net Cash Used in Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $22.4 million. The net cash outflow from operations primarily resulted from our net loss of $25.6 million, partially offset by non-cash charges of $3.2 million. The non-cash charges consisted primarily of $4.9 million in stock-based compensation, $0.4 million of amortization of operating lease right-of-use assets, $0.2 million for depreciation, and offset by $2.4 million of net accretion and amortization of marketable securities.

For the three months ended March 31, 2022, net cash used in operating activities was $14.2 million. The net cash outflow from operations primarily resulted from our net loss of $18.6 million, partially offset by changes in net operating assets and liabilities of $1.7 million, and non-cash charges of $2.7 million consisting primarily of: $1.8 million in stock-based compensation; $0.4 million of net accretion and amortization of marketable securities; $0.4 million of amortization of operating lease right-of-use assets; and $0.2 million for depreciation. The change in net operating assets and liabilities was primarily due to a $3.1 million increase in accounts payable, primarily due to timing of payments, and a $0.6 million decrease in prepaid expenses and other assets, partially offset by a $1.6 million decrease in accrued expenses and other liabilities and by a $0.4 million decrease in operating lease liabilities.

Net Cash Used in Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $337.7 million due to net purchases of marketable securities of $337.5 million and purchases of property and equipment of $0.2 million.

For the three months ended March 31, 2022, net cash used in investing activities was $47.9 million due to net purchases of marketable securities of $47.5 million and purchases of property and equipment of $0.4 million.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $0.3 million primarily due to cash proceeds from the exercise of stock options of $0.4 million.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified DC-806 as our lead therapeutic candidate for our IL-17 program, which is now in the clinical development stage. We will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the years ended December 31, 2022 and December 31, 2021, our net losses were approximately $83.9 million and $49.0 million, respectively, and for the three months ended March 31, 2023 and 2022, our net losses were $25.6 million and $18.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of approximately $213.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our therapeutic candidates.

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
•
experience any delays in our preclinical or clinical studies and regulatory approval for our therapeutic candidates due to macroeconomic and global events, such as supply chain disruptions, actual or perceived instability in the U.S. and global banking systems, pandemics, inflation, geopolitical conflict and other events; and
•
incur additional costs associated with operating as a public company.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our therapeutic candidates from the IL-17 program. Conducting preclinical studies and clinical trials for our therapeutic candidates will require substantial funds to complete. As of March 31, 2023, we had $554.5 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our lead therapeutic candidate and fast follower candidate from the IL-17 program, and any future therapeutic candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced therapeutics, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved therapeutics. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. For example, on March 15, 2023, we filed with the U.S. Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (the “Shelf Registration Statement”) that was automatically declared effective, and permits us to sell from time-to-time an indeterminate amount of additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering, of which we may offer and sell up to $150.0 million of shares of our common stock pursuant to an ATM Equity Offering Sales Agreement (the “ATM Sales Agreement”) we entered into on March 15, 2023 with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agents, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations.

In addition, our Loan and Security Agreement, as amended by that certain Joinder and First Amendment to Loan and Security Agreement, with Silicon Valley Bank (“SVB”), now a division of First-Citizens Bank & Trust Company (as amended, the “SVB Loan and Security Agreement”) contains restrictive covenants that would prevent us from, among other things, incurring additional indebtedness without SVB’s consent. Such restrictive covenants include affirmative covenants requiring, among other things, that we maintain our legal existence and good standing and obtain all government approvals, deliver certain financial reports and maintain certain intellectual property rights. Such restrictive covenants also include certain negative covenants including, among other things, certain restrictions on asset dispositions, changing our business, engaging in mergers and acquisitions, paying dividends or making certain other distributions, and creating other liens on our assets. If we default under the SVB Loan and Security Agreement, SVB will be able to declare any obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, SVB’s rights to repayment would be senior to the rights of the holders of our common units to receive any proceeds from the liquidation. SVB could declare a default under the Loan and Security Agreement upon the occurrence of any event that SVB interprets as a material adverse change as defined under the SVB Loan and Security Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, the interest rate under the SVB Loan and Security Agreement fluctuates with the WSJ prime rate. While we currently have no debt outstanding under this agreement, should we incur indebtedness in the future under this agreement, rising interest rates would make the cost of such debt more expensive. The credit facility is now ultimately held by First Citizens and First Citizens’ management have communicated to SVB’s customers, including us, that there is no change to our agreements in place now with our relationship managers, although should that change in the future, the terms of our SVB Loan and Security

Agreement may be materially and adversely changed. For additional details, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We have historically incurred substantial net losses, including net losses of $83.9 million and $49.0 million for the years ended December 31, 2022 and 2021, respectively, and net losses of $25.6 million and $18.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $213.2 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to our research and development efforts. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and members deficit/stockholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

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

We have no therapeutics on the market and all of our therapeutic candidates are in early stages of development. Our Clinical Trial Application (“CTA”), with respect to DC-806, our lead therapeutic candidate from our IL-17 program, was approved by the MHRA in the UK in September 2021. We began dosing for our clinical Phase 1 trial in October 2021 and announced positive topline data in October 2022. Our investigational new drug (“IND”) application was cleared by the FDA in March 2023 and the first patient has been dosed in our global, dose-ranging Phase 2b clinical trial of DC-806. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our therapeutic candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our therapeutic candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals including approval by the MHRA and the FDA. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates.

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

We have invested a significant portion of our efforts and financial resources in the development of our lead therapeutic candidate, DC-806, fast follower therapeutic candidate DC-853, and related compounds in our IL-17 program. Our ability to generate commercial product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead therapeutic candidate. In September 2021, the MHRA approved our CTA for DC-806, our lead therapeutic candidate from our IL-17 program. In October 2021, we commenced our

Phase 1 clinical trial, and in October 2022, we announced positive topline data. Our IND application was cleared by the FDA in March 2023 and the first patient has been dosed in our global, dose-ranging Phase 2b clinical trial of DC-806. We have not previously submitted a new drug application (“NDA”) to the FDA, or any other similar regulatory approval filings to the MHRA or comparable foreign authorities, for therapeutic candidates, and we cannot be certain that our therapeutic candidates will be successful in clinical trials or receive regulatory approval. Further, our therapeutic candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA Advisory Committee, the MHRA or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a therapeutic candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies (“REMS”) or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our therapeutic candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our therapeutic candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such therapeutics, if approved.

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

To date, we are conducting clinical testing of DC-806 and DC-853 but have not tested any of our other therapeutic candidates in any clinical studies. We may ultimately discover that our DELSCAPE platform and any therapeutic candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness, including the ability to lock specific integrin conformations. Our therapeutic candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the therapeutic candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only preclinical data regarding oral bioavailability of our therapeutic candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, therapeutic candidates based on our platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our platform and any therapeutic candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.

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

We have not completed our Phase 2 clinical trial for our lead therapeutic candidate, DC-806, we have not completed our Phase 1 clinical trial for our fast follower therapeutic candidate, DC-853, and all of our other therapeutic candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our therapeutic candidates, including DC-806, will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any therapeutic candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our therapeutic candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our therapeutic candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their therapeutic candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their therapeutics. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of therapeutic candidates proceeding through clinical trials. Most therapeutic candidates that commence clinical trials are never approved as therapeutics and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support clinical development of our current or any of our future therapeutic candidates.

Our lead program targets the IL-17 pathway. Our IND application was cleared by the FDA in March 2023 and the first patient has been dosed in our global, dose-ranging Phase 2b clinical trial of DC-806. We intend to advance related compounds in the IL-17 program toward CTA submissions in the future. Commencing our future clinical trials is subject to finalizing the trial design and submitting a CTA to the MHRA or a similar submission to the FDA or a similar foreign regulatory authority. Even after we submit our CTA or comparable submissions in other jurisdictions, the MHRA, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

As of March 31, 2023, we had 81 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to expand our capabilities as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

In Europe, beginning June 1, 2023, European applications and patents may be subject to the jurisdiction of the Unified Patent Court (“UPC”). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC, and as such, each European patent would need to be challenged in each individual country.

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
•
sales of our common stock by us, insiders or our stockholders, such as future sales of our common stock pursuant to the ATM Sales Agreement;
•
the concentrated ownership of our common stock;
•
changes in accounting principles;
•
actions instituted by activist shareholders or others;
•
political or civil unrest, changes and uncertainty associated with terrorism, hostilities or natural disasters and other calamities, including global pandemics such as COVID-19 and the ongoing conflict in Ukraine; and
•
changes in general market and economic conditions, including increasing interest rates, inflation, actual or perceived instability in the U.S. global banking systems, and the possibility of a recession or general economic downturn.

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

A sale of a substantial number of shares of our common stock, including pursuant to the ATM Sales Agreement, may cause the price of our common stock to decline.

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

For example, we have filed the Shelf Registration Statement, which permits us to sell from time-to-time an indeterminate number of additional shares of our common stock or other securities in one or more offerings. In particular, we may offer and sell up to $150.0 million of shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with BofA and Stifel. As of March 31, 2023, we have sold no shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement, or other sales of our common stock or other securities under the Shelf Registration Statement, may cause the trading price of our common stock to decline.

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

As of March 31, 2023, our executive officers, directors, beneficial holders of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.1	ATM Equity OfferingTM Sales Agreement, dated March 15, 2023, by and among DICE Therapeutics, Inc., BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated.	S-ASR	333-270581	1.2	03/15/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

DICE Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ J. Kevin Judice, Ph.D.
J. Kevin Judice, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Scott Robertson
Scott Robertson
Chief Business and Financial Officer (Principal Accounting and Financial Officer)