Form 10-Q
period 2023-06-30
DICE Therapeutics, Inc.
filed 2023-08-08
CIK 1645569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, the registrant had 47,790,092 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “predict,” “potential” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors” and elsewhere in this filing. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The forward-looking statements in this Quarterly Report include, among other things, statements about:

•
our expectations related to the Merger Agreement (as defined below), including our ability to complete the pending transaction as contemplated by the Merger Agreement, the parties’ ability to satisfy the conditions to the consummation of the Offer (as defined below) and the other conditions set forth in the Merger Agreement, the expected timetable for completing the transaction, and the potential benefits of the transaction for us and our stockholders;
•
our ability to consummate the Offer and Merger (as defined below), as announced on June 20, 2023, with Eli Lilly and Company (“Lilly” or “Parent”) whereby Lilly will acquire us;
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

The forward-looking statements made in this filing relate only to events or information as of the date on which the statements are made in this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations, except as required by law. We intend the forward-looking statements contained in this Quarterly Report to be covered by the

ii

safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

iii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

DICE THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,464	$461,393
Marketable securities	454,919	112,832
Prepaid expenses and other current assets	3,921	3,537
Total current assets	532,304	577,762
Property and equipment, net	4,436	2,921
Restricted cash	198	198
Operating lease right-of-use assets	12,317	13,097
Other noncurrent assets	1,418	—
TOTAL ASSETS	$550,673	$593,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,414	$3,075
Accrued expenses and other current liabilities	15,623	10,650
Operating lease liabilities, current portion	1,534	1,424
Total current liabilities	20,571	15,149
Operating lease liabilities, noncurrent portion	11,046	11,841
TOTAL LIABILITIES	31,617	26,990
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 47,790,092 and 47,707,691 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	767,105	755,174
Accumulated deficit	(248,056)	(187,594)
Accumulated other comprehensive income (loss)	2	(597)
TOTAL STOCKHOLDERS’ EQUITY	519,056	566,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$550,673	$593,978

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$28,201	$14,330	$51,862	27,740
General and administrative	11,296	7,414	19,210	12,862
Total operating expenses	39,497	21,744	71,072	40,602
Loss from operations	(39,497)	(21,744)	(71,072)	(40,602)
Other income (expense):
Interest and other income, net	4,681	487	10,610	814
Interest expense	—	(65)	—	(125)
Loss on extinguishment of debt	—	(200)	—	(200)
Net loss	(34,816)	(21,522)	(60,462)	(40,113)
Other comprehensive income (loss):
Reclassification of impairment of marketable securities recognized in interest and other income, net	1,771	—	1,771	—
Unrealized loss on marketable securities	(1,472)	(442)	(1,172)	(1,524)
Total other comprehensive income (loss)	299	(442)	599	(1,524)
Comprehensive loss	$(34,517)	$(21,964)	$(59,863)	$(41,637)
Net loss per share, basic and diluted	$(0.74)	$(0.58)	$(1.28)	$(1.08)
Weighted-average shares used in computing net loss per share, basic and diluted	47,310,035	37,362,715	47,251,901	37,312,479

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances as of December 31, 2022	47,707,691	$5	$755,174	$(187,594)	$(597)	$566,988
Issuance of common stock upon exercise of stock options	20,690	—	374	—	—	374
Stock-based compensation	—	—	4,889	—	—	4,889
Other comprehensive income	—	—	—	—	300	300
Net loss	—	—	—	(25,646)	—	(25,646)
Balances as of March 31, 2023	47,728,381	5	760,437	(213,240)	(297)	546,905
Issuance of common stock upon exercise of stock options	63,615	—	1,165	—	—	1,165
Forfeiture of unvested common stock	(1,904)	—	—	—	—	—
Stock-based compensation	—	—	5,503	—	—	5,503
Other comprehensive income	—	—	—	—	299	299
Net loss	—	—	—	(34,816)	—	(34,816)
Balances as of June 30, 2023	47,790,092	$5	$767,105	$(248,056)	$2	$519,056

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	38,224,299	$4	$416,710	$(103,707)	$(58)	$312,949
Issuance of common stock upon exercise of stock options	4,976	—	84	—	—	84
Stock-based compensation	—	—	1,809	—	—	1,809
Other comprehensive loss	—	—	—	—	(1,082)	(1,082)
Net loss	—	—	—	(18,591)	—	(18,591)
Balances as of March 31, 2022	38,229,275	4	418,603	(122,298)	(1,140)	295,169
Forfeiture of unvested common stock	(18,449)	—	—	—	—	—
Stock-based compensation	—	—	4,208	—	—	4,208
Issuance of common stock warrant	—	—	522	—	—	522
Other comprehensive loss	—	—	—	—	(442)	(442)
Net loss	—	—	—	(21,522)	—	(21,522)
Balances as of June 30, 2022	38,210,826	$4	$423,333	$(143,820)	$(1,582)	$277,935

See accompanying notes.

DICE THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(60,462)	$(40,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	537	368
Stock-based compensation	10,392	6,017
Impairment of marketable securities	1,771	—
Gain on asset disposal	—	(28)
Amortization of operating lease right-of-use assets	780	851
Amortization of (discount) premium for marketable securities	(6,843)	568
Loss on extinguishment of debt	—	200
Amortization of debt issuance costs	—	48
Other non-cash items	—	500
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,838)	1,083
Accounts payable	353	287
Accrued expenses and other liabilities	4,983	(310)
Operating lease liabilities	(685)	(577)
Net cash used in operating activities	(51,012)	(31,106)
Cash flows from investing activities:
Purchases of property and equipment	(2,031)	(1,276)
Purchases of marketable securities	(451,687)	(110,112)
Proceeds from maturities of marketable securities	115,271	46,061
Net cash used in investing activities	(338,447)	(65,327)
Cash flows from financing activities:
Repayment of term loan	—	(2,644)
Proceeds from issuance of common stock upon exercise of stock options	1,589	84
Payments of public offering costs	(54)	—
Payments of Series C issuance costs	—	(192)
Payments of debt issuance costs	—	(24)
Payments for tax distributions	(5)	—
Net cash provided by (used in) financing activities	1,530	(2,776)
Net decrease in cash, cash equivalents and restricted cash	(387,929)	(99,209)
Cash, cash equivalents and restricted cash at beginning of period	461,591	116,174
Cash, cash equivalents and restricted cash at end of period	$73,662	$16,965
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for lease liabilities	$—	$14,477
Supplemental non-cash investing and financing information:
Property and equipment additions included in accounts payable and accrued liabilities	$65	$762
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$73,464	$16,767
Restricted cash	198	198
Total cash, cash equivalents and restricted cash	$73,662	$16,965

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

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on public and private equity to fund its operations. As of June 30, 2023, the Company had an accumulated deficit of $248.1 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability, and until then, the Company will need to continue to raise additional capital. As of June 30, 2023, the Company had cash, cash equivalents, and marketable securities of $528.4 million. Based on the current plan, the Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2023 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

Pending Transaction with Eli Lilly and Company

On June 18, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company (“Lilly” or “Parent”) and Durning Acquisition Corporation, a wholly owned subsidiary of Lilly (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, Merger Sub commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock at a price of $48.00 per share, net to the seller in cash, without interest, and less any applicable tax withholding. Following consummation of the Offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). If the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Parent a termination fee of $92 million. The Offer and the Merger are subject to customary closing conditions and is anticipated to close in the third quarter of 2023, assuming satisfaction or waiver of all of the conditions of the Offer and the Merger. If the Merger is consummated, the Company will cease to be a publicly traded company.

Concurrently with the execution of the Merger Agreement, Parent entered into tender and support agreements (the “Support Agreements”) with certain stockholders of the Company (the “Supporting Stockholders”), who in the aggregate beneficially owned approximately 18% of the Company common stock as of June 18, 2023, pursuant to which such Supporting Stockholders have agreed, among other things, to tender their shares of Company common stock in the Offer and to vote against certain matters at meetings of the Company’s stockholders would reasonably be expected to impede, delay or prevent, the Offer, the Merger or other transactions contemplated by the Merger Agreement (“Transactions”).

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

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all necessary adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2023, and its results of operations and comprehensive loss and changes in stockholders’ equity and members’ deficit for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, as filed on March 15, 2023.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$72,813	$—	$—	$72,813
US treasury securities	103,424	—	—	103,424
Agency securities	—	108,697	—	108,697
Corporate securities and commercial paper	—	240,800	—	240,800
Asset-backed securities	—	1,998	—	1,998
Total assets measured at fair value	$176,237	$351,495	$—	$527,732

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$459,184	$—	$—	$459,184
US treasury securities	24,570	—	—	24,570
Corporate securities and commercial paper	—	80,266	—	80,266
Asset-backed securities	—	7,996	—	7,996
Total assets measured at fair value	$483,754	$88,262	$—	$572,016

4.
Investments

The amortized cost, unrealized gain and loss, and fair value of the Company’s investments in marketable securities by major security type are as follows (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$72,813	$—	$—	$72,813
US treasury securities	103,424	—	—	103,424
Agency securities	108,697	—	—	108,697
Corporate securities and commercial paper	240,798	2	—	240,800
Asset-backed securities	1,998	—	—	1,998
Total	$527,730	$2	$—	$527,732

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$459,184	$—	$—	$459,184
US treasury securities	24,715	—	(145)	24,570
Corporate securities and commercial paper	80,706	—	(440)	80,266
Asset-backed securities	8,008	—	(12)	7,996
Total	$572,613	$—	$(597)	$572,016

During the three and six months ended June 30, 2023 and 2022, there have been no realized gains or losses on investments. At June 30, 2023, the Company reviewed its investment portfolio to assess whether the unrealized losses on its investments were temporary. In making the determination whether the decline in fair value was temporary, the Company evaluated whether it intended to hold the investments in an unrealized loss position and whether it was more likely than not that the Company would be required to sell the investments before recovery of their amortized cost basis. The Company does not intend to hold its investments in an unrealized loss position before recovery of their amortized cost basis and recorded an other than temporary impairment of $1.8 million during the three and six months ended June 30, 2023. The impairment was recognized as a component of “Interest and other income, net” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, the Company had no remaining marketable securities in an unrealized loss position. As of June 30, 2023 and December 31, 2022, no allowance for credit losses was recorded.

As of June 30, 2023, the remaining maturity of the Company’s marketable securities, by maturity date, were as follows (in thousands):

Amount
Due within one year	$375,166
Due after one through five years	79,753
Total marketable securities	$454,919

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

No revenue was recognized related to the Sanofi Agreement, as amended, for the three and six months ended June 30, 2023 and 2022. In March 2022, Sanofi notified the Company that it no longer intended to develop therapeutic candidates under the Sanofi Agreement and terminated the agreement effective as of July 13, 2022. As a result, the Company regained worldwide rights to the previously partnered oral immuno-oncology program in July 2022.

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

6.
Credit Facility

The Company has a senior secured term loan facility, as amended (the “Credit Facility”), with Silicon Valley Bank (“SVB”), now a division of First-Citizens Bank & Trust Company, which provides for term loan advances of up to $30.0 million through February 29, 2024. As of June 30, 2023, there was no outstanding balance on the Credit Facility.

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

The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. The Company is not obligated to make any sales of shares of its common stock under the ATM Program. As of June 30, 2023, no shares have been sold under the ATM Program.

Common Stock Warrants

As of June 30, 2023 and December 31, 2022, the Company had an outstanding common stock warrant, issued to SVB in June 2022, to purchase 42,349 shares of common stock at an exercise price of $14.43 per share. The outstanding warrant expires on June 26, 2032.

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

Stock-Based Compensation Expense

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$3,063	$2,077	$5,693	$3,051
General and administrative	2,440	2,131	4,699	2,966
Total stock-based compensation expense	$5,503	$4,208	$10,392	$6,017

9.
Net Loss Per Share

Basic net loss per share is the same as diluted net loss per share for each period presented, as the effects of potentially dilutive securities are anti-dilutive given the net loss of the Company. The following outstanding potentially dilutive shares have been excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
Restricted stock subject to future vesting	398,890	797,365
Options to purchase common stock	4,828,189	3,632,869
Restricted stock units	244,150	—
Warrants to purchase common stock	42,349	42,349
Total	5,513,578	4,472,583

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

As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth in the section titled “Risk Factors” under Part II, Item 1A below. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “DICE,” “we,” “us” and “our” refer to DICE Therapeutics, Inc. and its wholly owned subsidiaries.

Pending Transaction with Eli Lilly and Company

On June 18, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company (“Parent” or “Lilly”) and Durning Acquisition Corporation, a wholly owned subsidiary of Lilly (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, Merger Sub commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock at a price of $48.00 per share, net to the seller in cash, without interest, and less any applicable tax withholding. Following consummation of the Offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). If the Merger Agreement is terminated under specified circumstances, we will be required to pay Parent a termination fee of $92 million. The Offer and the Merger are subject to customary closing conditions and is anticipated to close in the third quarter of 2023, assuming satisfaction or waiver of all of the conditions of the Offer and the Merger. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the General Corporation Law of Delaware (the “DGCL”), which permits completion of the Merger without a vote of the holders of the Company’s common stock upon the acquisition by Merger Sub of a majority of the aggregate number of the shares of issued and outstanding Company common stock. If the Merger is consummated, we will cease to be a publicly traded company.

On July 25, 2023, we filed an amendment to our Solicitation/Recommendation Statement on Schedule 14D-9 (“Schedule 14D-9”), originally filed with the Securities and Exchange Commission on June 20, 2023. The amended Schedule 14D-9 discloses that on July 21, 2023, Lilly voluntarily withdrew its Premerger Notification and Report Form under the Hart-Scott-Rodino Act of 1976, as amended (the “HSR Act”), previously filed July 10, 2023, pursuant to 16 C.F.R. 803.12, and refiled its Premerger Notification and Report Form on July 24, 2023. Following such refiling, the waiting period under the HSR Act with respect to the Offer will expire at 11:59 p.m., Eastern Time, on August 8, 2023. This period may change if the FTC or the Antitrust Division of the Department of Justice, as applicable, grants early termination of the waiting period or issues a request for additional information or documentary material. As a result, on July 25, 2023, Lilly extended the Offer until one minute after 11:59 p.m., Eastern Time, on August 8, 2023, unless further extended.

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

On September 17, 2021, we closed our initial public offering (“IPO”) in which we sold an aggregate of 13,800,000 shares of common stock at a price to the public of $17.00 per share, which included 1,800,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of approximately $214.7 million, after deducting underwriting discounts and offering costs. On October 17, 2022, we closed an underwritten follow-on public offering (“Follow-on Offering”) of 9,452,054 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,232,876 shares of common stock, at an offering price of $36.50 per share. Proceeds from the Follow-on Offering were approximately $323.7 million after deducting underwriting discounts and offering costs. On March 15, 2023, we entered into an ATM Equity Offering Sales Agreement with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which we may issue and sell shares of our common stock from time to time at our sole discretion through BofA and Stifel as our sales agents, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”, and such facility, the “ATM Program”) having an aggregate offering price of up to $150.0 million. As of June 30, 2023, we have not sold any shares under the ATM Program.

Our revenue to date has been generated solely from research collaborations and activities. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our therapeutic candidates. We have incurred net losses in each year since inception, except for the year ended December 31, 2016, and expect to continue to incur net losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our therapeutic candidates. Our net losses were $60.5 million and $40.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $248.1 million. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our research and development activities.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands, except percentages):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Operating expenses:
Research and development	$28,201	$14,330	$13,871	97%	$51,862	$27,740	$24,122	87%
General and administrative	11,296	7,414	3,882	52%	19,210	12,862	6,348	49%
Total operating expenses	39,497	21,744	17,753		71,072	40,602	30,470
Loss from operations	(39,497)	(21,744)	(17,753)		(71,072)	(40,602)	(30,470)
Other income (expense):
Interest and other income, net	4,681	487	4,194	*	10,610	814	9,796	*
Interest expense	—	(65)	65	*	—	(125)	125	*
Loss on extinguishment of debt	—	(200)	200	*	—	(200)	200	*
Net loss	$(34,816)	$(21,522)	$(13,294)		$(60,462)	$(40,113)	$(20,349)

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2023	2022	Change	2023	2022	Change
Direct costs:
IL-17	$14,777	$5,871	$8,906	$25,867	$13,693	$12,174
Other programs	3,314	2,264	1,050	6,684	3,661	3,023
Indirect costs:
Personnel-related expenses (including stock-based compensation)	8,096	5,154	2,942	15,422	8,738	6,684
Facilities and other expenses	2,014	1,041	973	3,889	1,648	2,241
Total research and development expenses	$28,201	$14,330	$13,871	$51,862	$27,740	$24,122

Research and development expenses were $28.2 million and $51.9 million for the three and six months ended June 30, 2023, respectively, compared to $14.3 million and $27.7 million for the three and six months ended June 30, 2022, respectively. The increase of $13.9 million and $24.1 million for the three and six months ended June 30, 2023, respectively, was primarily due to increases of $8.9 million and $12.2 million, respectively, related to increased activities for our IL-17 franchise, $2.9 million and $6.7 million, respectively, related to personnel-related expenses resulting from an increase in headcount and stock-based compensation, $1.1 million and $3.0 million, respectively, related to our other research programs, and $1.0 million and $2.2 million, respectively, related to facilities and other costs.

General and Administrative Expenses

General and administrative expenses were $11.3 million and $19.2 million for the three and six months ended June 30, 2023, respectively, compared to $7.4 million and $12.9 million for the three and six months ended June 30, 2022, respectively. The increase of $3.9 million and $6.3 million for the three and six months ended June 30, 2023, respectively, was primarily due to: increases in insurance, legal, accounting fees, and other professional services, including for Merger-related expenses, of $4.1 million and $4.4 million, respectively; and increases in personnel-related expenses of $1.8 million for the six months ended June 30, 2023, resulting from an increase in headcount and stock-based compensation.

Interest and Other Income, Net

Interest and other income, net, was $4.7 million and $10.6 million for the three and six months ended June 30, 2023, respectively, compared to $0.5 million and $0.8 million for the three and six months ended June 30, 2022, respectively. The increase of $4.2 million and $9.8 million, respectively, was primarily due to interest income earned on investments as a result of investing the cash from our follow-on offering that occurred in October 2022, as well as increased interest rates, partially offset by impairment of marketable securities of $1.8 million for the three and six months ended June 30, 2023.

Liquidity and Capital Resources

Since our inception through June 30, 2023, our operations have been financed primarily by sales of our convertible preferred stock and common stock, through our collaboration agreements, and issuance of debt. In September 2021, we completed our IPO for aggregate proceeds of approximately $214.7 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions. In October 2022, we completed our Follow-on Offering and raised an additional $323.7 million after deducting underwriting discounts and offering costs from the sale of 9,452,054 shares of common stock (inclusive of the full exercise of the underwriters’ option to purchase additional shares). As of June 30, 2023, we had $528.4 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $248.1 million.

On March 15, 2023, we entered into an ATM Equity Offering Sales Agreement with BofA and Stifel, pursuant to which we may issue and sell shares of our common stock from time to time at our sole discretion through BofA and Stifel as our sales agents, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, having an aggregate offering price of up to $150.0 million. As of June 30, 2023, we have not sold any shares under the ATM Program.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed and its deposits and loans were assumed by First-Citizens Bank & Trust Company, a subsidiary of First Citizens BancShares, Inc. (“First Citizens”). Under our credit facility with SVB, which facility is now ultimately held by First Citizens, we have an option to borrow up to $30.0 million in additional term loans through February 29, 2024. Amounts borrowed under the credit facility will have a maturity date of May 1, 2027 and will accrue interest at a rate equal to the greater of (i) 0.75% above the WSJ prime rate and (ii) 4.25%. Amounts borrowed under the credit facility will be interest only through June 1, 2024, followed by 36 monthly payments of principal and interest. The credit facility calls for a final payment fee equal to 5.0% of the original principal amount borrowed, due upon the earlier of maturity, prepayment or acceleration of the principal due to an event of default. As of June 30, 2023, there is no outstanding balance on our credit facility with SVB.

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

•
our ability to complete the Offer and Merger;
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

Based on our current plans and strategies, we anticipate our operating expenses will decrease as we do not plan to invest in commercializing our therapeutics candidates and plan to complete the Offer and Merger. We do not intend to pursue further funding and, instead, are seeking to complete the Offer and Merger with Lilly.

If we are unable to timely complete the Offer and Merger, we will need additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

If we are unable to timely complete the Offer and Merger, and until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(51,012)	$(31,106)
Investing activities	(338,447)	(65,327)
Financing activities	1,530	(2,776)
Net decrease in cash, cash equivalents, and restricted cash	$(387,929)	$(99,209)

Net Cash Used in Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $51.0 million. The net cash outflow from operations primarily resulted from our net loss of $60.5 million, partially offset by non-cash charges of $6.6 million and changes in operating assets and liabilities of $2.8 million. The non-cash charges consisted primarily of $10.4 million in stock-based compensation, $1.8 million of impairment of marketable securities, $0.8 million of amortization of operating lease right-of-use assets, $0.5 million for depreciation, and offset by $6.8 million of net accretion and amortization of marketable securities. The change in operating assets and liabilities was primarily due to increases of $5.0 million in accrued expenses and other liabilities, partially offset by a $1.8 million increase in prepaid expenses and other assets.

For the six months ended June 30, 2022, net cash used in operating activities was $31.1 million. The net cash outflow from operations primarily resulted from our net loss of $40.1 million, partially offset by non-cash charges of $8.5 million and changes in net operating assets and liabilities of $0.5 million. The non-cash charges consisted primarily of $6.0 million in stock-based compensation, $0.9 million of amortization of operating lease right-of-use assets, $0.6 million of net accretion and amortization of marketable securities, $0.5 million of other non-cash items, $0.4 million for depreciation, and $0.2 million for the loss on extinguishment of debt. The change in net operating assets and liabilities was primarily due to a $1.1 million decrease in prepaid expenses and other assets and a $0.3 million increase in accounts payable, primarily due to timing of payments, partially offset by a $0.6 million decrease in operating lease liabilities and $0.3 million decrease in accrued expenses and other liabilities.

Net Cash Used in Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $338.4 million due to net purchases of marketable securities of $336.4 million and purchases of property and equipment of $2.0 million.

For the six months ended June 30, 2022, net cash used in investing activities was $65.3 million due to net purchases of marketable securities of $64.1 million and purchases of property and equipment of $1.3 million.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $1.5 million primarily due to cash proceeds from the exercise of stock options of $1.6 million.

For the six months ended June 30, 2022, net cash used in financing activities was $2.8 million primarily due to principal payments on the term loan of $2.6 million and payment of issuance costs for Series C preferred units of $0.2 million, partially offset by cash proceeds from the exercise of stock options of $0.1 million.

Contractual Obligations

Our material cash requirements include our contractual obligations for our operating leases for our corporate headquarters, and non-cancelable purchase commitments. During the six months ended June 30, 2023, there were no material changes outside the ordinary course of our business to our material cash requirements described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2023.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2022 and our annual revenue was less than $100 million for the year ended December 31, 2022. Because the market value of our common stock held by non-affiliates was greater than $700 million as of June 30, 2023, we will cease to be a smaller reporting company and an emerging growth company at the end of this fiscal year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. Except as otherwise noted, the following risk factors do not take into account the proposed Merger and assume that we remain a stand-alone company.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•
The completion of the Offer and Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.
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

Risks Related to the Pending Transaction with Eli Lilly and Company

The completion of the Offer and Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.

On June 18, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company (“Parent” or “Lilly”) and Durning Acquisition Corporation, a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock, following which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including (1) a majority of shares of our common stock then outstanding being tendered in the Offer; (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”); (3) the accuracy of our representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect (as defined in the Merger Agreement)); (4) our performance in all material respects of our obligations under the Merger Agreement; and (5) the other conditions set forth in Exhibit A to the Merger Agreement. The Offer and Merger are not subject to a financing condition. There can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.

We cannot predict whether and when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and Merger have already been incurred or may be payable even if the Offer and Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and Merger.

The price of our common stock may also fluctuate significantly based on announcements by Lilly, other third parties, or us regarding the Offer and Merger or based on market perceptions and other conditions to the consummation of the Offer and Merger. Such announcements may lead to perceptions in the market that the Offer and Merger may not be completed, which could cause our share price to fluctuate or decline.

If we do not consummate the Offer and Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.

The Offer and Merger will involve substantial costs and will require substantial management resources.

In connection with the consummation of the Offer and the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Offer and the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the U.S. Securities and Exchange Commission (the “SEC”) and notices and other transaction-related costs, fees and expenses. Further, if the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Lilly a termination fee of $92 million. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.

The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the price of our common stock.

The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Offer and Merger, there would be no adjustment to the amount of the proposed Offer consideration.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot solicit or initiate discussions with third parties regarding other proposals to acquire the Company and we are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement. In the event that we receive an acquisition proposal from a third party, we must notify Parent of such proposal and negotiate in good faith with Parent prior to terminating the Merger Agreement or effecting a change in the recommendation of the Board to our stockholders with respect to the Offer and Merger. The Merger Agreement also contains certain termination rights for Parent and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Parent a termination fee of $92 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and Merger.

Review under the HSR Act could prevent or delay the consummation of the Offer and Merger.

Under the HSR Act, and the related rules and regulations that have been issued by the Federal Trade Commission (“FTC”), certain transactions having a value above specified thresholds may not be consummated until specified information and documentary material (“Premerger Notification and Report Forms”) have been furnished to the FTC and the Antitrust Division of the Department of Justice (the “Antitrust Division”) and certain waiting period requirements have been satisfied.

It is a condition to Purchaser’s obligation to accept for payment and pay for shares of our common stock tendered pursuant to the Offer that the waiting period (and any extension of the waiting period) applicable to the Offer under the HSR Act shall have expired or been terminated. Under the HSR Act, the purchase of shares of our common stock in the Offer may not be undertaken until the expiration of a 15 calendar day waiting period following the filing by Lilly of a Premerger Notification and Report Form concerning the Offer with the FTC and the Antitrust Division, unless the waiting period is earlier terminated by the FTC and the Antitrust Division. If within the 15 calendar day waiting period either the FTC or the Antitrust Division were to issue a request for additional information and documentary material (a “Second Request”), the waiting period with respect to the Transactions would be extended until 10 calendar days following the date of substantial compliance by Lilly with that request, unless the FTC and the Antitrust Division terminated the additional waiting period before its expiration. The 10 calendar day waiting period can be extended with the consent of Lilly and DICE. If either the 15 calendar day or 10 calendar day waiting period expires on a Saturday, Sunday or federal holiday, then such waiting period will be extended until 11:59 p.m. Eastern Time of the next day that is not a Saturday, Sunday or federal holiday. After that time, the waiting period may be extended only by court order or with Lilly’s and DICE’s consent. The FTC and the Antitrust Division may terminate the additional 10-day waiting period before its expiration. In practice, complying with a Second Request can take a significant period of time.

The FTC and the Antitrust Division may scrutinize the legality under U.S. federal antitrust laws of transactions such as Purchaser’s proposed acquisition of DICE. At any time before or after Purchaser’s acceptance for payment of shares of our common stock pursuant to the Offer, notwithstanding the termination or expiration of the applicable waiting period under the HSR Act, if the Antitrust Division or the FTC believes that the Offer would violate the U.S. federal antitrust laws by substantially lessening competition in any line of commerce affecting U.S. consumers, the FTC and the Antitrust Division could take such action as they deem necessary under the applicable statutes, including seeking to enjoin the completion of the Transactions, seeking divestiture of substantial assets of the parties, or requiring the parties to license, or hold separate, assets, to terminate existing relationships and contractual rights, or to take other actions or agree to other restrictions limiting the freedom of action of the parties. At any time before or after consummation of the Transactions, notwithstanding the termination or expiration of the applicable waiting period under the HSR Act, U.S. state attorneys general and private persons may also bring legal action under the antitrust laws seeking similar relief or seeking conditions to the completion of the Offer. There can be no assurance that a challenge to the Offer on antitrust grounds will not be made or, if a challenge is made, what the result will be. If any such action is threatened or commenced by the FTC, the Antitrust Division or any state or any other person, Purchaser may not be obligated to consummate the Offer or the Merger.

Lilly and DICE filed their respective Premerger Notification and Report Forms with the FTC and Antitrust Division on July 10, 2023. On July 21, 2023, Lilly voluntarily withdrew its Premerger Notification and Report Form under the HSR Act pursuant to 16 C.F.R. 803.12, and refiled its Premerger Notification and Report Form on July 24, 2023. Following such refiling, the waiting period under the HSR Act with respect to the Offer will expire at 11:59 p.m., Eastern Time, on August 8, 2023. This period may change if the FTC or the Antitrust Division of the Department of Justice, as applicable, grants early termination of the waiting period or issue a request for additional information or documentary material.

Stockholder litigation could prevent or delay the consummation of the Offer and Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation in connection with the Offer and Merger. These lawsuits or other future litigation may adversely affect our ability to complete the Offer and Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers.

Furthermore, one of the conditions to the consummation of the Offer and Merger is the absence of any governmental order or law preventing the consummation of the Offer and Merger or making the consummation of the Offer and Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and Merger, then such injunctive or other relief may prevent the Offer and Merger from becoming effective within the expected time frame or at all.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and equity awards, the acceleration of equity awards upon consummation of the transactions and other interests. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 filed with the SEC on June 30, 2023.

While the Offer and Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the Offer and Merger are consummated, the Offer and Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and Merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the Offer and Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Offer and Merger are pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after the consummation of the Offer and Merger, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers and other business partners will view or react to the Offer and Merger upon consummation. If we are unable to reassure our suppliers and other business partners to continue their business with us, our financial condition and results of operations may be adversely affected.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Offer and Merger, and restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Offer and Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and Merger. For these and other reasons, the pendency of the Offer and Merger could adversely affect our business, operating results and financial condition.

If the Merger is not consummated, we may need to raise additional capital to continue our operations and execute our operating plans.

If the Merger is not consummated, we may need to raise additional capital or we may need to delay, scale back or eliminate some planned operations or reduce expenses to remain a going concern, any of which would have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock. There can be no assurance that we can raise capital when needed or on terms favorable to us and our stockholders. Macroeconomic conditions and heightened global uncertainties may adversely affect general commercial activity and the U.S. and global economies and financial markets, which increases uncertainty around our ability to access the capital markets when needed and on acceptable terms.

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

We have identified DC-806 as our lead therapeutic candidate for our IL-17 program, which is now in the clinical development stage. We will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the years ended December 31, 2022 and December 31, 2021, our net losses were approximately $83.9 million and $49.0 million, respectively, and for the six months ended June 30, 2023 and 2022, our net losses were $60.5 million and $40.1 million, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $248.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our therapeutic candidates.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our therapeutic candidates from the IL-17 program. Conducting preclinical studies and clinical trials for our therapeutic candidates will require substantial funds to complete. As of June 30, 2023, we had $528.4 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our lead therapeutic candidate and fast follower candidate from the IL-17 program, and any future therapeutic candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced therapeutics, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our therapeutic candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved therapeutics. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. For example, on March 15, 2023, we filed with the SEC an automatic shelf registration statement (the “Shelf Registration Statement”) that was automatically declared effective, and permits us to sell from time-to-time an indeterminate amount of additional shares of our common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering, of which we may offer and sell up to $150.0 million of shares of our common stock pursuant to an ATM Equity Offering Sales Agreement (the “ATM Sales Agreement”) we entered into on March 15, 2023 with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agents, subject to the terms and conditions described in the ATM Sales Agreement and SEC rules and regulations.

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

We have historically incurred substantial net losses, including net losses of $83.9 million and $49.0 million for the years ended December 31, 2022 and 2021, respectively, and net losses of $60.5 million and $40.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $248.1 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to our research and development efforts. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and members deficit/stockholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

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

As of June 30, 2023, we had 90 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to expand our capabilities as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

For example, we have filed the Shelf Registration Statement, which permits us to sell from time-to-time an indeterminate number of additional shares of our common stock or other securities in one or more offerings. In particular, we may offer and sell up to $150.0 million of shares of our common stock from time to time pursuant to the ATM Sales Agreement that we have entered into with BofA and Stifel. As of June 30, 2023, we have sold no shares of our common stock pursuant to the ATM Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the ATM Sales Agreement, or other sales of our common stock or other securities under the Shelf Registration Statement, may cause the trading price of our common stock to decline.

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

As of June 30, 2023, our executive officers, directors, beneficial holders of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2022 and our annual revenue was less than $100 million for the year ended December 31, 2022. Because the market value of our common stock held by non-affiliates was greater than $700 million as of June 30, 2023, we will cease to be a smaller reporting company and an emerging growth company at the end of this fiscal year.

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

The market price of our common stock may be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have, and may again in the future, be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

2.1	Agreement and Plan of Merger by and among DICE Therapeutics, Inc., Eli Lilly and Company and Durning Acquisition Corporation, dated as of June 18, 2023.	8-K	001-40794	2.1	06/20/2023

10.1	Tender and Support Agreement, dated as of June 18, 2023, by and among Eli Lilly and Company, Durning Acquisition Corporation, RA Capital Healthcare Fund, L.P. and RA Capital Nexus Fund II, L.P.	8-K	001-40794	10.1	06/20/2023

10.2	Tender and Support Agreement, dated as of June 18, 2023, by and among Eli Lilly and Company, Durning Acquisition Corporation and J. Kevin Judice, PhD.	8-K	001-40794	10.2	06/20/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

DICE Therapeutics, Inc.

Date: August 8, 2023	By:	/s/ J. Kevin Judice, Ph.D.
J. Kevin Judice, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Scott Robertson
Scott Robertson
Chief Business and Financial Officer (Principal Accounting and Financial Officer)